Form 10-Q
period 2023-06-30
WEST BANCORPORATION INC
filed 2023-07-27
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

Yes  ☐                      No  ☒

As of July 26, 2023, there were 16,725,094 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$29,776	$24,896
Interest-bearing deposits	1,968	1,643
Cash and cash equivalents	31,744	26,539
Securities available for sale, at fair value	645,091	664,115
Federal Home Loan Bank stock, at cost	22,488	19,336
Loans	2,807,075	2,742,836
Allowance for credit losses	(27,938)	(25,473)
Loans, net	2,779,137	2,717,363
Premises and equipment, net	66,683	53,124
Accrued interest receivable	11,785	11,988
Bank-owned life insurance	43,328	44,573
Deferred tax assets, net	36,106	36,609
Other assets	42,193	39,571
Total assets	$3,678,555	$3,613,218

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$568,029	$693,563
Interest-bearing demand	459,030	536,226
Savings and money market	1,416,610	1,237,954
Time	392,656	412,665
Total deposits	2,836,325	2,880,408
Federal funds purchased and other short-term borrowings	184,150	200,000
Subordinated notes, net	79,500	79,369
Federal Home Loan Bank advances	280,000	155,000
Long-term debt	50,236	51,486
Accrued expenses and other liabilities	31,218	35,843
Total liabilities	3,461,429	3,402,106
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,725,094 and 16,640,413 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3,000	3,000
Additional paid-in capital	32,642	32,021
Retained earnings	269,301	267,562
Accumulated other comprehensive loss	(87,817)	(91,471)
Total stockholders' equity	217,126	211,112
Total liabilities and stockholders' equity	$3,678,555	$3,613,218

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Loans, including fees	$35,011	$24,848	$67,959	$48,134
Securities:
Taxable	3,432	3,090	6,748	5,979
Tax-exempt	883	892	1,768	1,750
Interest-bearing deposits	25	67	55	149
Total interest income	39,351	28,897	76,530	56,012
Interest expense:
Deposits	16,277	3,146	29,616	5,297
Federal funds purchased and other short-term borrowings	2,264	157	4,343	157
Subordinated notes	1,109	394	2,215	642
Federal Home Loan Bank advances	1,621	635	2,883	1,265
Long-term debt	739	326	1,437	584
Total interest expense	22,010	4,658	40,494	7,945
Net interest income	17,341	24,239	36,036	48,067
Credit loss expense (benefit)	—	(1,750)	—	(2,500)
Net interest income after credit loss expense (benefit)	17,341	25,989	36,036	50,567
Noninterest income:
Service charges on deposit accounts	458	585	920	1,165
Debit card usage fees	511	507	997	979
Trust services	749	622	1,455	1,251
Increase in cash value of bank-owned life insurance	250	236	507	463
Gain from bank-owned life insurance	—	—	691	—
Other income	421	328	776	809
Total noninterest income	2,389	2,278	5,346	4,667
Noninterest expense:
Salaries and employee benefits	7,029	6,410	13,896	12,708
Occupancy and equipment	1,322	1,242	2,649	2,328
Data processing	729	656	1,364	1,280
Technology and software	579	492	1,092	968
FDIC insurance	420	289	836	626
Professional fees	287	202	537	419
Director fees	251	222	456	390
Other expenses	1,857	1,753	3,715	3,209
Total noninterest expense	12,474	11,266	24,545	21,928
Income before income taxes	7,256	17,001	16,837	33,306
Income taxes	1,394	4,334	3,131	7,455
Net income	$5,862	$12,667	$13,706	$25,851

Basic earnings per common share	$0.35	$0.76	$0.82	$1.56
Diluted earnings per common share	$0.35	$0.75	$0.82	$1.54

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$5,862	$12,667	$13,706	$25,851
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(8,837)	(44,413)	2,830	(99,008)
Income tax (expense) benefit	2,192	11,236	(719)	25,049
Other comprehensive income (loss) on securities	(6,645)	(33,177)	2,111	(73,959)
Unrealized gains (losses) on derivatives:
Unrealized holding gains arising during the period	8,102	4,066	6,468	14,602
Plus: reclassification adjustment for net (gains) losses realized in net income	(2,467)	642	(4,425)	1,687
Income tax expense	(1,382)	(1,191)	(500)	(4,121)
Other comprehensive income on derivatives	4,253	3,517	1,543	12,168
Total other comprehensive income (loss)	(2,392)	(29,660)	3,654	(61,791)
Comprehensive income (loss)	$3,470	$(16,993)	$17,360	$(35,940)

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2023
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2023	$—	16,712,257	$3,000	$31,797	$267,620	$(85,425)	$216,992
Net income	—	—	—	—	5,862	—	5,862
Other comprehensive loss, net of tax	—	—	—	—	—	(2,392)	(2,392)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,181)	—	(4,181)
Stock-based compensation costs	—	—	—	845	—	—	845
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	12,837	—	—	—	—	—
Balance, June 30, 2023	$—	16,725,094	$3,000	$32,642	$269,301	$(87,817)	$217,126

	Three Months Ended June 30, 2022
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2022	$—	16,631,413	$3,000	$29,421	$246,827	$(42,768)	$236,480
Net income	—	—	—	—	12,667	—	12,667
Other comprehensive loss, net of tax	—	—	—	—	—	(29,660)	(29,660)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,160)	—	(4,160)
Stock-based compensation costs	—	—	—	862	—	—	862
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	9,000	—	—	—	—	—
Balance, June 30, 2022	$—	16,640,413	$3,000	$30,283	$255,334	$(72,428)	$216,189

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Six Months Ended June 30, 2023
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2022	$—	16,640,413	$3,000	$32,021	$267,562	$(91,471)	$211,112
Cumulative effect of change in accounting principle(1)	—	—	—	—	(3,626)	—	(3,626)
Net income	—	—	—	—	13,706	—	13,706
Other comprehensive income, net of tax	—	—	—	—	—	3,654	3,654
Cash dividends declared, $0.50 per common share	—	—	—	—	(8,341)	—	(8,341)
Stock-based compensation costs	—	—	—	1,556	—	—	1,556
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	84,681	—	(935)	—	—	(935)
Balance, June 30, 2023	$—	16,725,094	$3,000	$32,642	$269,301	$(87,817)	$217,126

	Six Months Ended June 30, 2022
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$—	16,554,846	$3,000	$30,183	$237,782	$(10,637)	$260,328
Net income	—	—	—	—	25,851	—	25,851
Other comprehensive loss, net of tax	—	—	—	—	—	(61,791)	(61,791)
Cash dividends declared, $0.50 per common share	—	—	—	—	(8,299)	—	(8,299)
Stock-based compensation costs	—	—	—	1,619	—	—	1,619
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	85,567	—	(1,519)	—	—	(1,519)
Balance, June 30, 2022	$—	16,640,413	$3,000	$30,283	$255,334	$(72,428)	$216,189
(1)Cumulative effect adjustment pursuant to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1 for additional information.

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$13,706	$25,851
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit)	—	(2,500)
Net amortization and accretion	1,638	1,409
Stock-based compensation	1,556	1,619
Increase in cash value of bank-owned life insurance	(507)	(463)
Gain from bank-owned life insurance	(691)	—
Depreciation	808	680
Provision for deferred income taxes	462	1,885
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	203	(473)
(Increase) decrease in other assets	(947)	1,448
Increase (decrease) in accrued expenses and other liabilities	(5,964)	4,189
Net cash provided by operating activities	10,264	33,645
Cash Flows from Investing Activities:
Proceeds from principal paydowns, maturities and calls of securities available for sale	20,326	46,529
Purchases of securities available for sale	—	(120,077)
Purchases of Federal Home Loan Bank stock	(60,394)	(21,003)
Proceeds from redemption of Federal Home Loan Bank stock	57,242	15,436
Net increase in loans	(64,232)	(117,363)
Purchases of premises and equipment	(15,000)	(8,548)
Proceeds of principal and earnings from bank-owned life insurance	2,458	—
Net cash used in investing activities	(59,600)	(205,026)
Cash Flows from Financing Activities:
Net decrease in deposits	(44,083)	(173,554)
Net increase (decrease) in federal funds purchased and other short-term borrowings	(15,850)	130,120
Proceeds from issuance of subordinated debt, net of issuance costs	—	58,783
Net increase in Federal Home Loan Bank advances	125,000	—
Principal payments on long-term debt	(1,250)	(35)
Common stock dividends paid	(8,341)	(8,299)
Restricted stock units withheld for payroll taxes	(935)	(1,519)
Net cash provided by financing activities	54,541	5,496
Net increase (decrease) in cash and cash equivalents	5,205	(165,885)
Cash and Cash Equivalents:
Beginning	26,539	192,825
Ending	$31,744	$26,940

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$39,277	$7,526
Income taxes	2,250	3,890
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of June 30, 2023 and December 31, 2022, and net income, comprehensive income (loss) and changes in stockholders' equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results for these interim periods may not be indicative of results for the entire year or for any other period.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB). References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the fair value of financial instruments and the allowance for credit losses.

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

The Company adopted ASU No. 2016-13 using the modified retrospective method for financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for the periods beginning after January 1, 2023 are presented under ASU No. 2016-13, while prior period amounts are reported in accordance with the previously applicable accounting standards. The Company recorded a reduction to retained earnings of $3,626 upon adoption of ASU No. 2016-13. The transition adjustment included an increase to the allowance for credit losses on loans of $2,458 and established an allowance for credit losses on off-balance sheet credit exposures of $2,344. There was no allowance for credit losses recorded for available-for-sale debt securities. The transition adjustment included corresponding increases in deferred tax assets of $1,176.

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

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2023 and 2022 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$5,862	$12,667	$13,706	$25,851

Weighted average common shares outstanding	16,722	16,638	16,683	16,599
Weighted average effect of restricted stock units outstanding	34	145	46	218
Diluted weighted average common shares outstanding	16,756	16,783	16,729	16,817

Basic earnings per common share	$0.35	$0.76	$0.82	$1.56
Diluted earnings per common share	$0.35	$0.75	$0.82	$1.54
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	411	182	416	88

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$241,579	$4	$(44,187)	$197,396
Collateralized mortgage obligations (1)	324,003	—	(59,169)	264,834
Mortgage-backed securities (1)	163,713	—	(28,133)	135,580
Collateralized loan obligations	37,948	—	(685)	37,263
Corporate notes	13,750	—	(3,732)	10,018
	$780,993	$4	$(135,906)	$645,091

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$242,823	$4	$(49,472)	$193,355
Collateralized mortgage obligations (1)	338,875	—	(57,247)	281,628
Mortgage-backed securities (1)	169,451	—	(29,171)	140,280
Collateralized loan obligations	37,948	—	(1,137)	36,811
Corporate notes	13,750	—	(1,709)	12,041
	$802,847	$4	$(138,736)	$664,115
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with an amortized cost of approximately $464,361 and $293,017 as of June 30, 2023 and December 31, 2022, respectively, were pledged to secure access to FHLB advances and Federal Reserve credit programs, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of June 30, 2023, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	June 30, 2023
	Amortized Cost	Fair Value
Due after five years through ten years	$72,800	$65,002
Due after ten years	220,477	179,675
	293,277	244,677
Collateralized mortgage obligations and mortgage-backed securities	487,716	400,414
	$780,993	$645,091

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

There were no sales of securities available for sale during the three and six months ended June 30, 2023 and 2022.

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$9,853	$(273)	14	$186,848	$(43,914)	102	$196,701	$(44,187)
Collateralized mortgage obligations	—	—	—	264,834	(59,169)	79	264,834	(59,169)
Mortgage-backed securities	—	—	—	135,580	(28,133)	27	135,580	(28,133)
Collateralized loan obligations	—	—	—	37,263	(685)	6	37,263	(685)
Corporate notes	—	—	—	10,018	(3,732)	8	10,018	(3,732)
	$9,853	$(273)	14	$634,543	$(135,633)	222	$644,396	$(135,906)

	December 31, 2022
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$74,676	$(11,556)	74	$118,487	$(37,916)	43	$193,163	$(49,472)
Collateralized mortgage obligations	107,449	(14,484)	48	174,179	(42,763)	31	281,628	(57,247)
Mortgage-backed securities	31,350	(4,556)	8	108,930	(24,615)	19	140,280	(29,171)
Collateralized loan obligations	14,468	(480)	3	22,343	(657)	3	36,811	(1,137)
Corporate notes	9,185	(1,315)	5	2,856	(394)	3	12,041	(1,709)
	$237,128	$(32,391)	138	$426,795	$(106,345)	99	$663,923	$(138,736)

The Company adopted ASU No. 2016-13 effective January 1, 2023 which requires credit losses on available-for-sale securities to be recorded in an allowance for credit losses. If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of June 30, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of June 30, 2023, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the "Accrued interest receivable" line of the Consolidated Balance Sheets. Interest receivable on securities was $3,354 as of June 30, 2023, and is excluded from the estimate of credit losses.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Commercial	$535,085	$519,196
Real estate:
Construction, land and land development	351,461	363,014
1-4 family residential first mortgages	80,998	75,211
Home equity	12,625	10,322
Commercial	1,820,718	1,771,940
Consumer and other	10,289	7,292
	2,811,176	2,746,975
Net unamortized fees and costs	(4,101)	(4,139)
	$2,807,075	$2,742,836

Real estate loans of approximately $1,390,000 and $1,190,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of June 30, 2023 and December 31, 2022, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Allowance for Credit Losses for Loans

The Company adopted ASU No. 2016-13 on January 1, 2023, at which time the Company implemented the current expected credit loss model in estimating the allowance for credit losses (ACL) valuation account. The following tables detail the changes in the ACL by loan segment for the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,497	$3,166	$466	$88	$18,645	$79	$27,941
Charge-offs	(18)	—	—	—	—	—	(18)
Recoveries	13	—	—	2	—	—	15
Provision for credit loss expense(1)	4	118	6	20	(176)	28	—
Ending balance	$5,496	$3,284	$472	$110	$18,469	$107	$27,938

	Six Months Ended June 30, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,804	$3,548	$357	$101	$16,575	$88	$25,473
Adoption of CECL	677	(234)	121	(8)	1,911	(9)	2,458
Charge-offs	(18)	—	—	—	—	—	(18)
Recoveries	21	—	1	3	—	—	25
Provision for credit loss expense(1)	12	(30)	(7)	14	(17)	28	—
Ending balance	$5,496	$3,284	$472	$110	$18,469	$107	$27,938
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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Prior to the adoption of ASU No. 2016-13 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following tables present the activity in the allowance for loan losses by segment for the three and six months ended June 30, 2022.

	Three Months Ended June 30, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,708	$3,998	$348	$101	$18,417	$51	$27,623
Charge-offs	—	—	—	—	(451)	—	(451)
Recoveries	8	—	—	1	3	—	12
Provision for loan losses(1)	(55)	45	25	(7)	(1,780)	22	(1,750)
Ending balance	$4,661	$4,043	$373	$95	$16,189	$73	$25,434

	Six Months Ended June 30, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,776	$3,646	$339	$91	$19,466	$46	$28,364
Charge-offs	—	—	—	—	(451)	—	(451)
Recoveries	12	—	1	2	6	—	21
Provision for loan losses(1)	(127)	397	33	2	(2,832)	27	(2,500)
Ending balance	$4,661	$4,043	$373	$95	$16,189	$73	$25,434
(1)The negative provisions for the various segments are related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

The following tables present a breakdown of the allowance for credit losses by segment, disaggregated based on the evaluation method as of June 30, 2023 and December 31, 2022.

	June 30, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,496	3,284	472	110	18,469	107	27,938
Total	$5,496	$3,284	$472	$110	$18,469	$107	$27,938

	December 31, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,804	3,548	357	101	16,575	88	25,473
Total	$4,804	$3,548	$357	$101	$16,575	$88	$25,473

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of June 30, 2023 and December 31, 2022.

	June 30, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$309	$—	$—	$—	$309
Collectively evaluated for credit losses	535,085	351,461	80,689	12,625	1,820,718	10,289	2,810,867
Total	$535,085	$351,461	$80,998	$12,625	$1,820,718	$10,289	$2,811,176

	December 31, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$322	$—	$—	$—	$322
Collectively evaluated for impairment	519,196	363,014	74,889	10,322	1,771,940	7,292	2,746,653
Total	$519,196	$363,014	$75,211	$10,322	$1,771,940	$7,292	$2,746,975

Under the current expected credit loss model, the ACL is a valuation account estimated at each balance sheet date and deducted from the amortized cost basis of loans to present the net amount expected to be collected. The Company estimates the ACL based on the underlying loans' amortized cost basis, which is the amount at which the loan is originated or acquired, adjusted for collection of cash and charge-offs, as well as applicable accretion or amortization of premiums, discounts, and net deferred fees or costs. The Company's estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected restructuring. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the ACL.

Accrued interest on loans of $8,430 and $8,665 at June 30, 2023 and December 31, 2022, respectively, is included in accrued interest receivable on the balance sheet and is excluded from the estimate of credit losses.

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

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	309	322	309	322	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$309	$322	$309	$322	$—	$—

There was no interest income recognized on loans that were on nonaccrual for the six months ended June 30, 2023 and June 30, 2022.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the delinquency status of the amortized cost of loans as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$229	$—	$—	$534,856	$535,085
Real estate:
Construction, land and
land development	—	—	—	—	351,461	351,461
1-4 family residential
first mortgages	—	—	—	—	80,998	80,998
Home equity	—	—	—	—	12,625	12,625
Commercial	—	—	—	—	1,820,718	1,820,718
Consumer and other	—	—	—	—	10,289	10,289
Total	$—	$229	$—	$—	$2,810,947	$2,811,176

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$519,196	$519,196
Real estate:
Construction, land and
land development	—	—	—	—	363,014	363,014
1-4 family residential
first mortgages	—	—	—	—	75,211	75,211
Home equity	—	—	—	—	10,322	10,322
Commercial	—	—	—	—	1,771,940	1,771,940
Consumer and other	—	—	—	—	7,292	7,292
Total	$—	$—	$—	$—	$2,746,975	$2,746,975

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Loan Restructurings Made to Borrowers Experiencing Financial Difficulty

As of June 30, 2023 and December 31, 2022, the Company had no loan restructurings made to borrowers experiencing financial difficulty. There were no loan restructurings made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2023 and 2022. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross write-off by loan segment and origination year, based on the analysis performed as of June 30, 2023 and December 31, 2022.

	Term Loans by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial
Pass	$94,720	$140,161	$54,141	$43,579	$8,197	$45,173	$149,114	$535,085
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$94,720	$140,161	$54,141	$43,579	$8,197	$45,173	$149,114	$535,085
Current period gross writeoffs	$—	$—	$—	$—	$18	$—	$—	$18
Real estate:
Construction, land and land development
Pass	$34,707	$120,624	$90,414	$21,381	$1,510	$190	$82,594	$351,420
Watch	—	41	—	—	—	—	—	41
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$34,707	$120,665	$90,414	$21,381	$1,510	$190	$82,594	$351,461
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$15,101	$22,114	$21,435	$13,031	$3,890	$4,415	$517	$80,503
Watch	146	—	—	—	—	—	—	146
Substandard	—	40	—	—	309	—	—	349
Doubtful	—	—	—	—	—	—	—	—
Total	$15,247	$22,154	$21,435	$13,031	$4,199	$4,415	$517	$80,998
Current period gross writeoffs	$—	$—	$—	$—	$—		$—	$—
Home equity
Pass	$347	$264	$553	$395	$136	$172	$10,758	$12,625
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$347	$264	$553	$395	$136	$172	$10,758	$12,625
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$144,146	$530,333	$461,039	$369,774	$89,374	$212,507	$13,545	$1,820,718
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$144,146	$530,333	$461,039	$369,774	$89,374	$212,507	$13,545	$1,820,718
Current period gross writeoffs	$—		$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$487	$539	$582	$72	$51	$304	$8,254	$10,289
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$487	$539	$582	$72	$51	$304	$8,254	$10,289
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

	Term Loans by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial
Pass	$166,177	$65,148	$64,103	$9,926	$23,771	$24,103	$165,968	$519,196
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$166,177	$65,148	$64,103	$9,926	$23,771	$24,103	$165,968	$519,196
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development
Pass	$151,963	$96,486	$39,604	$1,562	$196	$—	$73,156	$362,967
Watch	47	—	—	—	—	—	—	47
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$152,010	$96,486	$39,604	$1,562	$196	$—	$73,156	$363,014
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$24,777	$24,042	$14,879	$4,229	$1,283	$4,267	$1,176	$74,653
Watch	—	148	—	—	—	—	—	148
Substandard	88	—	—	322	—	—	—	410
Doubtful	—	—	—	—	—	—	—	—
Total	$24,865	$24,190	$14,879	$4,551	$1,283	$4,267	$1,176	$75,211
Current period gross writeoffs	$—	$—	$—	$—	$—	$31	$—	$31
Home equity
Pass	$413	$613	$512	$130	$169	$—	$8,485	$10,322
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$413	$613	$512	$130	$169	$—	$8,485	$10,322
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$543,138	$440,150	$405,935	$92,304	$54,723	$169,055	$12,599	$1,717,904
Watch	22,553	30,573	—	910	—	—	—	54,036
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$565,691	$470,723	$405,935	$93,214	$54,723	$169,055	$12,599	$1,771,940
Current period gross writeoffs	$—	$451	$—	$—	$—	$—	$—	$451
Consumer and other
Pass	$1,176	$1,082	$136	$86	$272	$72	$4,468	$7,292
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,176	$1,082	$136	$86	$272	$72	$4,468	$7,292
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

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

	As of June 30, 2023
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$309	$—	$—	$309	$—
Total	$309	$—	$—	$309	$—

	As of December 31, 2022
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$322	$—	$—	$322	$—
Total	$322	$—	$—	$322	$—

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company's allowance for credit losses for unfunded commitments was $2,344 as of June 30, 2023. The allowance for credit losses for off-balance-sheet credit exposures is presented in the "Accrued expenses and other liabilities" line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance-sheet credit exposures is reflected in the "Credit loss expense " line of the Consolidated Statements of Income. There were no changes to the allowance for credit losses for off-balance-sheet credit exposures during the six months ended June 30, 2023.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $435,000 and $310,000 at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the Company had swaps with a total notional amount of $285,000 that hedge the interest payments of rolling fixed-rate one-month funding consisting of FHLB advances or brokered deposits. One of these swaps with a total notional amount of $25,000 is a forward-starting swap with a starting date in September 2023. Also as of June 30, 2023, the Company had swaps with a total notional amount of $40,000 that effectively converts variable-rate long-term debt to fixed-rate debt and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Cash Flow Hedges:
Gross notional amount	$435,000	$310,000
Fair value in other assets	18,386	16,284
Fair value in other liabilities	(59)	—
Weighted-average floating rate received	5.39%	4.53%
Weighted-average fixed rate paid	2.85%	2.25%
Weighted-average maturity in years	3.0	3.3

Non-Hedging Derivatives:
Gross notional amount	$251,601	$254,369
Fair value in other assets	14,895	15,309
Fair value in other liabilities	(14,895)	(15,309)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pre-tax gain recognized in other comprehensive
income	$8,102	$4,066	$6,468	$14,602
Reclassification from AOCI into income:
Increase (decrease) in interest expense	$(2,467)	$642	$(4,425)	$1,687

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company estimates there will be approximately $10,451 reclassified from accumulated other comprehensive income to reduce interest expense through the 12 months ending June 30, 2024 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of both June 30, 2023 and December 31, 2022, the Company pledged $0 of collateral to the counterparties in the form of cash on deposit. As of June 30, 2023 and December 31, 2022, the Company's counterparties pledged $33,880 and $31,560, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Deferred tax assets:
Allowance for credit losses	$7,419	$6,241
Net unrealized losses on securities available for sale	33,838	34,544
Lease liabilities	990	1,147
Accrued expenses	212	434
Restricted stock unit compensation	800	1,038
State net operating loss carryforward	1,609	1,476
Other	174	156
	45,042	45,036
Deferred tax liabilities:
Right-of-use assets	945	1,099
Deferred loan costs	261	249
Net unrealized gains on interest rate swaps	4,503	4,003
Premises and equipment	1,147	1,219
New markets tax credit loan	346	303
Other	125	78
	7,327	6,951
Net deferred tax assets before valuation allowance	37,715	38,085
Valuation allowance	(1,609)	(1,476)
Net deferred tax assets	$36,106	$36,609

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
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2023 and 2022.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2022	$(103,680)	$12,209	$(91,471)
Other comprehensive income before reclassifications	2,124	4,881	7,005
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	(3,338)	(3,351)
Net current period other comprehensive income	2,111	1,543	3,654
Balance, June 30, 2023	$(101,569)	$13,752	$(87,817)

Balance, December 31, 2021	$(5,021)	$(5,616)	$(10,637)
Other comprehensive income (loss) before reclassifications	(73,959)	10,908	(63,051)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,260	1,260
Net current period other comprehensive income (loss)	(73,959)	12,168	(61,791)
Balance, June 30, 2022	$(78,980)	$6,552	$(72,428)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company adopted ASU No. 2016-13 effective January 1, 2023 which requires an allowance for credit losses on off-balance sheet credit exposure. See Note 4 for additional information. The Company's commitments consisted of the following amounts as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Commitments to fund real estate construction loans	$442,446	$336,900
Other commitments to extend credit	537,757	727,666
Standby letters of credit	19,161	20,557
	$999,364	$1,085,123
West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $21,791 and $23,337 at June 30, 2023 and December 31, 2022, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $2,678 and $3,431 as of June 30, 2023 and December 31, 2022, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

West Bank entered into a construction contract in 2022 for the construction of a new headquarters building in West Des Moines, Iowa. West Bank will pay the contractor a contract price consisting of the cost of work plus a fee, subject to a guaranteed maximum price of $42,309, with anticipated construction completed in 2024. As of June 30, 2023, there was a remaining commitment of $24,511 under this contract. West Bank is also building a new office in Mankato, Minnesota to be completed in the fourth quarter of 2023, which had a remaining commitment of $3,991 as of June 30, 2023.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2023.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$197,396	$—	$197,396	$—
Collateralized mortgage obligations	264,834	—	264,834	—
Mortgage-backed securities	135,580	—	135,580	—
Collateralized loan obligations	37,263	—	37,263	—
Corporate notes	10,018	—	10,018	—
Derivative instruments, interest rate swaps	33,281	—	33,281	—

Financial liabilities:
Derivative instruments, interest rate swaps	$14,954	$—	$14,954	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$193,355	$—	$193,355	$—
Collateralized mortgage obligations	281,628	—	281,628	—
Mortgage-backed securities	140,280	—	140,280	—
Collateralized loan obligations	36,811	—	36,811	—
Corporate notes	12,041	—	12,041	—
Derivative instruments, interest rate swaps	31,593	—	31,593	—

Financial liabilities:
Derivative instruments, interest rate swaps	$15,309	$—	$15,309	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). As of both June 30, 2023 and December 31, 2022, there were no individually evaluated loans with a fair value adjustment. Individually evaluated loans are classified within Level 3 of the fair value hierarchy and are evaluated and valued at the lower of cost or fair value when the loan is individually evaluated. Fair value is based on the value of the collateral securing these loans.

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$29,776	$29,776	$29,776	$—	$—
Interest-bearing deposits	1,968	1,968	1,968	—	—
Securities available for sale	645,091	645,091	—	645,091	—
Federal Home Loan Bank stock	22,488	22,488	22,488	—	—
Loans, net	2,779,137	2,644,360	—	2,644,360	—
Accrued interest receivable	11,785	11,785	11,785	—	—
Interest rate swaps	33,281	33,281	—	33,281	—
Financial liabilities:
Deposits	$2,836,325	$2,836,348	$—	$2,836,348	$—
Federal funds purchased and other short-term borrowings	184,150	184,150	184,150	—	—
Subordinated notes, net	79,500	62,040	—	62,040	—
Federal Home Loan Bank advances	280,000	280,000	—	280,000	—
Long-term debt	50,236	50,236	—	50,236	—
Accrued interest payable	4,477	4,477	4,477	—	—
Interest rate swaps	14,954	14,954	—	14,954	—
Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, including the effects of recent rate increases by the Federal Reserve; fluctuations in the values of the securities held in our investment portfolio, including as a result of changes in interest rates; competitive pressures, including from non-bank competitors such as "fintech" companies and digital asset service providers; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards (including as a result of the implementation of the current expected credit loss (CECL) accounting standard) or regulatory requirements; the concentration of large deposits from certain clients, who have balances above current FDIC insurance limits; changes in local, national and international economic conditions, including rising rates of inflation and possible recession; the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in failure of those institutions; changes in legal and regulatory requirements, limitations and costs, including in response to the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank; changes in customers’ acceptance of the Company’s products and services; the occurrence of fraudulent activity, breaches or failures of our information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, including the Russian invasion of Ukraine, widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their business; changes to U.S. tax laws, regulations and guidance; talent and labor shortages; the new 1 percent excise tax on stock buybacks by publicly traded companies; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$17,341	$24,239	$36,036	$48,067
Tax-equivalent adjustment (1)	122	326	283	655
Net interest income on a FTE basis (non-GAAP)	17,463	24,565	36,319	48,722
Average interest-earning assets	3,461,313	3,362,313	3,448,722	3,397,021
Net interest margin on a FTE basis (non-GAAP)	2.02%	2.93%	2.12%	2.89%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$17,463	$24,565	$36,319	$48,722
Noninterest income	2,389	2,278	5,346	4,667
Adjustment for losses on disposal of premises and equipment, net	2	9	2	27
Adjusted income	19,854	26,852	41,667	53,416
Noninterest expense	12,474	11,266	24,545	21,928
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	62.83%	41.96%	58.91%	41.05%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three and six months ended June 30, 2023 are compared to the results for the same periods in 2022, and the consolidated financial condition of the Company as of June 30, 2023 is compared to that as of December 31, 2022. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.

The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended June 30, 2023 was $5,862, or $0.35 per diluted common share, compared to $12,667, or $0.75 per diluted common share, for the three months ended June 30, 2022. The Company's annualized return on average assets and return on average equity for the three months ended June 30, 2023 were 0.64 percent and 11.03 percent, respectively, compared to 1.45 percent and 22.81 percent, respectively, for the three months ended June 30, 2022.

The decrease in net income for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to a decrease in net interest income and increase in salaries and employee benefits.

Net interest income for the three months ended June 30, 2023 decreased $6,898, or 28.5 percent, compared to the three months ended June 30, 2022. The decrease in net interest income was primarily due to the increase in interest expense on deposits and other borrowings resulting from rapidly rising short-term interest rates and an inverted yield curve, and changes in funding mix, partially offset by an increase in interest income on loans and securities.

Noninterest income increased $111 for the three months ended June 30, 2023, compared to the same period in 2022 primarily due to an increase in trust services revenue. Noninterest expense increased $1,208 during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to increases in salaries and employee benefits and FDIC insurance expense.

Net income for the six months ended June 30, 2023 was $13,706, or $0.82 per diluted common share, compared to $25,851, or $1.54 per diluted common share, for the six months ended June 30, 2022. The Company's annualized return on average assets and return on average equity for the six months ended June 30, 2023 were 0.76 percent and 12.90 percent, respectively, compared to 1.48 percent and 21.83 percent, respectively, for the six months ended June 30, 2022.

The decrease in net income for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to a decrease in net interest income and an increase in salaries and employee benefits and occupancy costs, partially offset by an increase in trust services revenue and a gain from bank-owned life insurance.

Net interest income for the six months ended June 30, 2023 declined $12,031, or 25.0 percent, compared to the six months ended June 30, 2022. The decrease in net interest income was primarily due to the increase in interest expense on deposits and other borrowings resulting from rapidly rising short-term interest rates and an inverted yield curve, and changes in funding mix, partially offset by an increase in interest income on loans and securities.

Noninterest income increased $679 for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to a gain from bank-owned life insurance and an increase in trust services revenue. Noninterest expense increased $2,617 during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increases in salaries and employee benefits, occupancy and equipment expense and FDIC insurance expense.

Total loans outstanding increased $64,239, or 2.3 percent, during the first six months of 2023. The credit quality of the loan portfolio remained strong, as evidenced by the Company's ratio of nonperforming loans to total assets of 0.01 percent as of both June 30, 2023 and December 31, 2022. As of June 30, 2023, the allowance for credit losses was 1.00 percent of total outstanding loans, compared to 0.93 percent as of December 31, 2022. Management believed the allowance for credit losses at June 30, 2023 was adequate to absorb expected losses in the loan portfolio as of that date.

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

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the six months ended June 30, 2023	As of and for the three months ended March 31, 2023	As of and for the three months ended March 31, 2023
Return on average equity	12.90%	14.77%	(3.67%) - 19.19%
Efficiency ratio(1)	58.91%	55.34%	39.81% - 70.53%
Nonperforming assets to total assets	0.01%	0.01%	0.00% - 0.53%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

At its meeting on July 26, 2023, the Company's Board of Directors declared a regular quarterly cash dividend of $0.25 per common share. The dividend is payable on August 23, 2023, to stockholders of record on August 9, 2023.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2023 compared with the same periods in 2022.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	Change %	2023	2022	Change	Change %
Net income	$5,862	$12,667	$(6,805)	(53.72)%	$13,706	$25,851	$(12,145)	(46.98)%
Average assets	3,645,651	3,503,686	141,965	4.05%	3,631,632	3,524,012	107,620	3.05%
Average stockholders' equity	213,177	222,731	(9,554)	(4.29)%	214,278	238,841	(24,563)	(10.28)%

Return on average assets	0.64%	1.45%	(0.81)%		0.76%	1.48%	(0.72)%
Return on average equity	11.03%	22.81%	(11.78)%		12.90%	21.83%	(8.93)%
Net interest margin (1)	2.02%	2.93%	(0.91)%		2.12%	2.89%	(0.77)%
Efficiency ratio (1) (2)	62.83%	41.96%	20.87%		58.91%	41.05%	17.86%
Dividend payout ratio	71.33%	32.84%	38.49%		60.86%	32.10%	28.76%
Average equity to average assets ratio	5.85%	6.36%	(0.51)%		5.90%	6.78%	(0.88)%

					As of June 30,
					2023	2022	Change
Nonperforming assets to total assets (2)					0.01%	0.01%	—%
Equity to assets ratio					5.90%	6.22%	(0.32)%
Tangible common equity ratio					5.90%	6.22%	(0.32)%
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

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2023	2022	Change	Change- %	2023	2022	Change	Change- %	2023	2022	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$525,025	$470,486	$54,539	11.59%	$7,973	$4,949	$3,024	61.10%	6.09%	4.22%	1.87%
Real estate (3)	2,249,378	2,061,700	187,678	9.10%	26,941	19,972	6,969	34.89%	4.80%	3.89%	0.91%
Consumer and other	9,059	4,966	4,093	82.42%	155	53	102	192.45%	6.85%	4.23%	2.62%
Total loans	2,783,462	2,537,152	246,310	9.71%	35,069	24,974	10,095	40.42%	5.05%	3.95%	1.10%

Securities:
Taxable	526,390	617,104	(90,714)	(14.70)%	3,432	3,090	342	11.07%	2.61%	2.00%	0.61%
Tax-exempt (3)	149,669	156,788	(7,119)	(4.54)%	947	1,092	(145)	(13.28)%	2.53%	2.78%	(0.25)%
Total securities	676,059	773,892	(97,833)	(12.64)%	4,379	4,182	197	4.71%	2.59%	2.16%	0.43%

Interest-bearing deposits	1,792	51,269	(49,477)	(96.50)%	25	67	(42)	(62.69)%	5.46%	0.52%	4.94%
Total interest-earning assets(3)	$3,461,313	$3,362,313	$99,000	2.94%	39,473	29,223	10,250	35.08%	4.57%	3.49%	1.08%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$483,870	$517,707	$(33,837)	(6.54)%	1,632	324	1,308	403.70%	1.35%	0.25%	1.10%
Savings and money market	1,390,584	1,582,033	(191,449)	(12.10)%	10,979	2,439	8,540	350.14%	3.17%	0.62%	2.55%
Time deposits	416,455	204,755	211,700	103.39%	3,666	383	3,283	857.18%	3.53%	0.75%	2.78%
Total deposits	2,290,909	2,304,495	(13,586)	(0.59)%	16,277	3,146	13,131	417.39%	2.85%	0.55%	2.30%
Borrowed Funds:
Federal funds purchased and
other short-term borrowings	186,024	44,309	$141,715	319.83%	2,264	157	2,107	1,342.04%	4.88%	1.42%	3.46%
Subordinated notes, net	79,466	31,469	47,997	152.52%	1,109	394	715	181.47%	5.60%	5.02%	0.58%
Federal Home Loan Bank
advances	240,110	125,000	115,110	92.09%	1,621	635	986	155.28%	2.71%	2.04%	0.67%
Long-term debt	50,703	51,486	(783)	(1.52)%	739	326	413	126.69%	5.84%	2.54%	3.30%
Total borrowed funds	556,303	252,264	304,039	120.52%	5,733	1,512	4,221	279.17%	4.13%	2.40%	1.73%
Total interest-bearing
liabilities	$2,847,212	$2,556,759	$290,453	11.36%	22,010	4,658	17,352	372.52%	3.10%	0.73%	2.37%

Net interest income (FTE) (4)					$17,463	$24,565	$(7,102)	(28.91)%
Net interest spread (FTE)									1.47%	2.76%	(1.29)%
Net interest margin (FTE) (4)									2.02%	2.93%	(0.91)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2023	2022	Change	Change- %	2023	2022	Change	Change- %	2023	2022	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$523,538	$470,296	$53,242	11.32%	$15,535	$9,607	$5,928	61.71%	5.98%	4.12%	1.86%
Real estate (3)	2,232,461	2,019,017	213,444	10.57%	52,274	38,697	13,577	35.09%	4.72%	3.87%	0.85%
Consumer and other	8,529	4,266	4,263	99.93%	280	87	193	221.84%	6.61%	4.09%	2.52%
Total loans	2,764,528	2,493,579	270,949	10.87%	68,089	48,391	19,698	40.71%	4.97%	3.91%	1.06%

Securities:
Taxable	532,242	625,333	(93,091)	(14.89)%	6,748	5,979	769	12.86%	2.54%	1.91%	0.63%
Tax-exempt (3)	149,988	163,804	(13,816)	(8.43)%	1,921	2,148	(227)	(10.57)%	2.56%	2.62%	(0.06)%
Total securities	682,230	789,137	(106,907)	(13.55)%	8,669	8,127	542	6.67%	2.54%	2.06%	0.48%

Interest-bearing deposits	1,964	114,305	(112,341)	(98.28)%	55	149	(94)	(63.09)%	5.62%	0.26%	5.36%
Total interest-earning assets (3)	$3,448,722	$3,397,021	$51,701	1.52%	76,813	56,667	20,146	35.55%	4.49%	3.36%	1.13%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$492,086	$531,893	$(39,807)	(7.48)%	3,202	574	2,628	457.84%	1.31%	0.22%	1.09%
Savings and money market	1,334,442	1,596,257	(261,815)	(16.40)%	19,634	4,059	15,575	383.72%	2.97%	0.51%	2.46%
Time	416,939	200,221	216,718	108.24%	6,780	664	6,116	921.08%	3.28%	0.67%	2.61%
Total deposits	2,243,467	2,328,371	(84,904)	(3.65)%	29,616	5,297	24,319	459.11%	2.66%	0.46%	2.20%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	186,178	23,026	163,152	708.56%	4,343	157	4,186	2,666.24%	4.70%	1.38%	3.32%
Subordinated notes, net	79,433	25,998	53,435	205.54%	2,215	642	1,573	245.02%	5.62%	4.98%	0.64%
Federal Home Loan Bank
advances	222,017	125,000	97,017	77.61%	2,883	1,265	1,618	127.91%	2.62%	2.04%	0.58%
Long-term debt	51,092	51,492	(400)	(0.78)%	1,437	584	853	146.06%	5.67%	2.29%	3.38%
Total borrowed funds	538,720	225,516	313,204	138.88%	10,878	2,648	8,230	310.80%	4.07%	2.37%	1.70%
Total interest-bearing
liabilities	$2,782,187	$2,553,887	$228,300	8.94%	40,494	7,945	32,549	409.68%	2.94%	0.63%	2.31%

Net interest income (FTE) (4)					$36,319	$48,722	$(12,403)	(25.46)%
Net interest spread (FTE)									1.55%	2.73%	(1.18)%
Net interest margin (FTE) (4)									2.12%	2.89%	(0.77)%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve increased the target federal funds interest rate by a total of 425 basis points in 2022 and 75 basis points during the first half of 2023. At this time the extent to which additional target federal funds interest rate changes may occur during the remainder of 2023 is unknown. The increases that occurred throughout 2022 and 2023 will have an impact on the comparability of net interest income between 2023 and 2022.

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and six months ended June 30, 2023 decreased by 91 and 77 basis points, respectively, compared to the three and six months ended June 30, 2022. The primary driver of the decrease in the net interest margin was an increase in rates paid on deposits and borrowed funds, which have repriced faster than loans and securities, and an increase in average borrowed funds balances. Tax-equivalent net interest income for the three and six months ended June 30, 2023 decreased $7,102 and $12,403, respectively, compared to the same time periods in 2022. The decrease in net interest income for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to the increase in rates paid on deposits and borrowed funds and increases in average borrowed funds balances.

Tax-equivalent interest income on loans increased $10,095 and $19,698 for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. This increase in interest income on loans was driven by a combination of an increase in the average balance of loans and an increase in loan yields. The average balances of loans for the three and six months ended June 30, 2023 increased $246,310 and $270,949, respectively, compared to the three and six months ended June 30, 2022, while loan yields increased 110 and 106 basis points, respectively. Rising market interest rates have resulted in increasing rates on variable-rate loans and higher interest rates on renewed and originated loans. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The yield on the loan portfolio is expected to increase in a rising rate environment as variable-rate loans and loan renewals reprice at higher rates. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

The average balance of deposits decreased $13,586 and $84,904 for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. The rates paid on deposits increased 230 and 220 basis points for the three and six months ended June 30, 2023 compared to the same periods in 2022. The increase in the cost of deposits was primarily due to increases in deposit interest rates in response to increases in the target federal funds rate and market interest rates, increased competition for deposit balances, and changes in deposit mix. The Federal Reserve increased the target federal funds rate by a total of 425 basis points in 2022 and 75 basis points in the first six months of 2023. These increases have had an adverse impact on the cost of deposits and have increased market competition.

Interest expense on borrowed funds increased $4,221 and $8,230 for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The average balance of borrowed funds increased $304,039 and $313,204 for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The Company issued $60,000 of subordinated debt in June 2022. Additionally, average balances of federal funds purchased and other short-term borrowings increased $141,715 and $163,152 for the three and six months ended June 30, 2023 compared to the same periods in 2022. The average rate of federal funds purchased and other short-term borrowings increased by 346 and 332 basis points in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. This increase in average rates paid on federal funds purchased and other short-term borrowings was driven by the increases in the target federal funds rate by the Federal Reserve. The average balances of Federal Home Loan Bank advances increased by $115,110 and $97,017 for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. This increase in average balances was primarily due to additional rolling one-month FHLB advances added in the first six months of 2023 that are hedged with long-term interest rate swap agreements to provide fixed cost wholesale funding.

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

The credit loss expense recorded on the income statement represents a charge made to earnings to maintain an adequate allowance for credit losses. The adequacy of the allowance for credit losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for credit losses is management's estimate of expected lifetime losses in the loan portfolio as of the balance sheet date. There was no provision for credit losses for the three and six months ended June 30, 2023. The credit loss expense was negative $1,750 and negative $2,500 for the three and six months ended June 30, 2022, respectively. The negative credit loss expenses recorded in 2022 were due to sustained improvement in the performance of loans after the expiration of COVID modifications. Management believed the allowance for credit losses at June 30, 2023 was adequate to absorb expected losses in the loan portfolio as of that date.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for credit losses on loans for the three and six months ended June 30, 2023 and 2022 and related ratios.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Balance at beginning of period	$27,941	$27,623	$318	$25,473	$28,364	$(2,891)
Adoption of CECL	—	—	—	2,458	—	2,458
Charge-offs	(18)	(451)	433	(18)	(451)	433
Recoveries	15	12	3	25	21	4
Net (charge-offs) recoveries	(3)	(439)	436	7	(430)	437
Provision for credit losses charged (credited) to operations	—	(1,750)	1,750	—	(2,500)	2,500
Balance at end of period	$27,938	$25,434	$2,504	$27,938	$25,434	$2,504

Average loans outstanding	$2,783,463	$2,537,152		$2,764,527	$2,493,578

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	0.00%	(0.07)%		0.00%	(0.03)%

Ratio of allowance for credit losses for loans to average loans outstanding	1.00%	1.00%		1.01%	1.02%

Ratio of allowance for credit losses for loans to total loans at end of period	1.00%	0.99%		1.00%	0.99%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended June 30,
Noninterest income:	2023	2022	Change	Change %
Service charges on deposit accounts	$458	$585	$(127)	(21.71)%
Debit card usage fees	511	507	4	0.79%
Trust services	749	622	127	20.42%
Increase in cash value of bank-owned life insurance	250	236	14	5.93%
Other income:
All other income	421	328	93	28.35%
Total other income	421	328	93	28.35%
Total noninterest income	$2,389	$2,278	$111	4.87%

	Six Months Ended June 30,
Noninterest income:	2023	2022	Change	Change %
Service charges on deposit accounts	$920	$1,165	$(245)	(21.03)%
Debit card usage fees	997	979	18	1.84%
Trust services	1,455	1,251	204	16.31%
Increase in cash value of bank-owned life insurance	507	463	44	9.50%
Gain from bank-owned life insurance	691	—	691	N/A
Other income:
All other income	776	809	(33)	(4.08)%
Total other income	776	809	(33)	(4.08)%
Total noninterest income	$5,346	$4,667	$679	14.55%

The decline in service charges on deposit accounts is primarily attributable to a higher earnings credit rate on commercial accounts. Revenue from trust services was higher for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 primarily due to increases in one-time estate fees. An increase in trust assets and accounts since June 30, 2022 also contributed to the increase in trust service fees. The gain from bank-owned life insurance for the six months ended June 30, 2023 was from a death benefit claim.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Noninterest Expense

The following tables show the variance from the prior year periods in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “other expenses” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended June 30,
Noninterest expense:	2023	2022	Change	Change %
Salaries and employee benefits	$7,029	$6,410	$619	9.66%
Occupancy and equipment	1,322	1,242	80	6.44%
Data processing	729	656	73	11.13%
Technology and software	579	492	87	17.68%
FDIC insurance	420	289	131	45.33%
Professional fees	287	202	85	42.08%
Director fees	251	222	29	13.06%
Other expenses:
Business development	415	291	124	42.61%
Insurance expense	217	156	61	39.10%
Trust	138	138	—	—%
Consulting fees	70	125	(55)	(44.00)%
Marketing	40	70	(30)	(42.86)%
Charitable contributions	60	—	60	N/A
Low income housing projects amortization	172	130	42	32.31%
New markets tax credit project amortization and management fees	229	229	—	—%
All other	516	614	(98)	(15.96)%
Total other expenses	1,857	1,753	104	5.93%
Total noninterest expense	$12,474	$11,266	$1,208	10.72%

	Six Months Ended June 30,
Noninterest expense:	2023	2022	Change	Change %
Salaries and employee benefits	$13,896	$12,708	$1,188	9.35%
Occupancy and equipment	2,649	2,328	321	13.79%
Data processing	1,364	1,280	84	6.56%
Technology and software	1,092	968	124	12.81%
FDIC insurance	836	626	210	33.55%
Professional fees	537	419	118	28.16%
Director fees	456	390	66	16.92%
Other expenses:
Business development	748	527	221	41.94%
Insurance expense	432	307	125	40.72%
Trust	303	275	28	10.18%
Charitable contributions	120	—	120	N/A
Consulting fees	119	175	(56)	(32.00)%
Marketing	81	124	(43)	(34.68)%
Low income housing projects amortization	333	272	61	22.43%
New markets tax credit project amortization and management fees	459	459	—	—%
All other	1,120	1,070	50	4.67%
Total other expenses	3,715	3,209	506	15.77%
Total noninterest expense	$24,545	$21,928	$2,617	11.93%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Salaries and employee benefits increased for the three and six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022, due to wage increases in response to market conditions and competition in retaining and recruiting talent. Additionally, there has been an increase in full-time equivalent employees with growth in our commercial banking team and information technology department. Occupancy and equipment expense increased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase in depreciation expense related to the new bank building in St. Cloud, Minnesota which opened in March 2022 and scheduled increases in rent expense on existing leases. FDIC insurance expense increased during the three and six months ended June 30, 2023 when compared to the same time periods in 2022 primarily due to the FDIC's increase in the minimum assessment rate, which was announced in 2022 and effective for the first quarter of 2023.

Technology and software expenses increased for the three and six months ended June 30, 2023 due to inflationary pricing pressures and the addition of new technology, software and information security solutions. Business development expenses increased in 2023 compared to 2022 due to an increase in the size of our commercial banking team and a general increase in sponsorships and business development activity. Insurance expense increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to insurance costs related to bank buildings that are under construction.

Income Tax Expense

The Company recorded income tax expense of $1,394 (19.2 percent of pre-tax income) and $3,131 (18.6 percent of pre-tax income) for the three and six months ended June 30, 2023, compared with $4,334 (25.5 percent of pre-tax income) and $7,455 (22.4 percent of pre-tax income) for the three and six months ended June 30, 2022. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, gain from bank-owned life insurance, disallowed interest expense, and state income taxes. For the three and six months ended June 30, 2022, income tax expense included a one-time increase in state income tax expense related to the June 2022 enactment of changes in the Iowa bank franchise tax rates. This legislation reduced the Iowa bank franchise tax rate applied to apportioned income for 2023 and future years. The future reduction in the state tax rate required the Company to reduce net deferred tax assets as of June 30, 2022 by $671 and in turn caused the one-time increase in 2022 tax expense.

Additionally, for the six months ended June 30, 2023 a tax expense of $5 was recorded as a result of the decrease in fair value of restricted stock over the vesting period. For the six months ended June 30, 2022, a tax benefit of $385 was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rates for the first six months of 2023 and 2022 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $749 and $734, respectively.

FINANCIAL CONDITION

The Company had total assets of $3,678,555 as of June 30, 2023, compared to total assets of $3,613,218 as of December 31, 2022. Fluctuations in the balance sheet included increases in loans, premises and equipment, and borrowed funds and a decrease in deposits.

Securities

Securities available for sale decreased by $19,024 during the six months ended June 30, 2023. This decrease was primarily attributable to principal paydowns on securities, partially offset by a decrease in unrealized losses in the securities portfolio. In the first six months of 2023, net unrealized losses on the available for sale securities portfolio decreased by $2,830. This slight decrease in unrealized losses was due to a combination of lower amortized cost within the securities portfolio and decreases in market yields since December 31, 2022. Management concluded the unrealized losses are primarily attributed to increases in risk-free market interest rates since these securities were purchased and were not credit-related losses. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax. The Company expects the securities portfolio as a percentage of total assets to decrease over time as the proceeds from paydowns and maturities may be used for loan growth or repayment of borrowed funds.

As of June 30, 2023, approximately 62 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. We believe these securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Loans and Nonperforming Assets

Loans outstanding increased $64,239 from $2,742,836 as of December 31, 2022 to $2,807,075 as of June 30, 2023. Changes in the loan portfolio during the first six months of 2023 included increases of $48,778 in commercial real estate loans and $15,889 in commercial loans. The Company continues to focus on business development efforts in all of its markets.

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

	June 30, 2023	December 31, 2022	Change
Nonaccrual loans	$309	$322	$(13)
Loans past due 90 days and still accruing interest	—	—	—
Loan restructurings (1)	—	—	—
Total nonperforming loans	309	322	(13)
Other real estate owned	—	—	—
Total nonperforming assets	$309	$322	$(13)

Nonperforming loans to total loans	0.01%	0.01%	—%
Nonperforming assets to total assets	0.01%	0.01%	—%
(1)While loan restructurings made to borrowers experiencing financial difficulty (loan restructurings) are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. Loan restructurings on nonaccrual status are categorized as nonaccrual. There were no loan restructurings categorized as nonaccrual as of June 30, 2023 or December 31, 2022.

Premises and Equipment

The Company purchased land in the first quarter of 2022 for its new corporate headquarters to be located in West Des Moines, Iowa and construction began in the second quarter of 2022. Construction is expected to be completed in the first half of 2024. Additionally, construction of a new office in Mankato, Minnesota also began in the first quarter of 2022 and is expected to be completed in the fourth quarter of 2023.

Deposits

Deposits decreased $44,083, or 1.5 percent, during the first six months of 2023. A large part of this decrease was attributable to a decrease in brokered deposits. Brokered deposits decreased to $230,701 at June 30, 2023, from $272,692 at December 31, 2022. Excluding brokered deposits, deposits decreased $2,093, or 0.1 percent, during the first six months of 2023. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our business customers' own liquidity needs and may also be influenced by recent developments in the financial services industry. Significant competition for deposits driven by high interest rate alternatives for depositors is currently impacting deposit fluctuations and increasing our cost of deposits.

West Bank participates in the IntraFi® ICS and CDARS reciprocal deposit network which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. As of June 30, 2023, estimated uninsured deposits, which excludes deposits in the IntraFi® reciprocal network, brokered deposits and public funds protected by state programs, were approximately 27.5 percent of total deposits.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Borrowed Funds

Federal funds purchased and other short-term borrowings decreased from $200,000 at December 31, 2022 to $184,150 as of June 30, 2023. The fluctuations in the balances of federal funds purchased and other short-term borrowings is based on customer loan and deposit activity and the Company's balance sheet management objectives, which from time to time may require the Company to draw on the federal funds purchased lines with our correspondent banks, FHLB advances or other liquidity sources.

The Company had $280,000 of short-term FHLB advances outstanding at June 30, 2023, $260,000 of which are associated with long-term interest rate swaps. In the first six months of 2023, the Company entered into six additional long-term interest rate swap agreements hedging interest payments of one-month rolling funding with a total notional amount of $105,000. As of June 30, 2023, the Company had long-term interest rate swap agreements with a total notional amount of $260,000 to hedge the interest payments of one-month rolling funding consisting of FHLB advances or brokered deposits. These interest rate swaps have maturity dates ranging from September 2023 through June 2029 and fixed rates ranging from 1.63 percent to 4.65 percent. This strategy of hedging short-term rolling funding effectively provides fixed cost wholesale funding through the maturity dates of the various interest rate swaps.

Liquidity

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $31,744 as of June 30, 2023 compared with $26,539 as of December 31, 2022.

Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers' own liquidity needs and may also be influenced by recent developments in the financial services industry. The Company utilizes brokered deposits and other wholesale funding to supplement core deposit fluctuations and loan growth. Brokered deposits are obtained through various programs administered by IntraFi®, including IntraFi® Network Deposits and IntraFi® Funding, and through other third parties. At June 30, 2023, the Company had $230,701 in brokered deposits, which included fixed-rate deposits with terms through September 2024 and variable-rate deposits with terms through February 2024.

As of June 30, 2023, West Bank had additional borrowing capacity available from the FHLB of approximately $549,000, as well as approximately $3,000 through the Federal Reserve discount window, $35,000 through unsecured federal funds lines of credit with correspondent banks, and approximately $99,000 through the new Federal Reserve Bank Term Funding Program. The Bank Term Funding Program was established by the Federal Reserve in March 2023 to provide an additional source of liquidity against high-quality securities. As of June 30, 2023, West Bank had pledged approximately $99,000 in eligible securities to facilitate participation in the program. No funds were borrowed from the Federal Reserve discount window or Bank Term Funding Program during the six months ended June 30, 2023. Net cash from operating activities contributed $10,264 to liquidity for the six months ended June 30, 2023. Management believed that the combination of high levels of potentially liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity are sufficient to meet our liquidity and capital needs.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $2,678 and $3,431 as of June 30, 2023 and December 31, 2022, respectively.

West Bank entered into a construction contract in 2022 for the construction of a new headquarters building in West Des Moines, Iowa. West Bank will pay the contractor a contract price consisting of the cost of work plus a fee, subject to a guaranteed maximum price of $42,309, with anticipated construction completed in 2024. As of June 30, 2023, there was a remaining commitment of $24,511 under this contract. West Bank is also building a new office in Mankato, Minnesota to be completed in the fourth quarter of 2023, which had a remaining commitment of $3,991 as of June 30, 2023.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Capital

The Company's total stockholders' equity increased to $217,126 at June 30, 2023 from $211,112 at December 31, 2022. The increase was primarily the result of the decrease in accumulated other comprehensive loss and net income less dividends paid, partially offset by the adjustment made upon the adoption of ASU 2016-13. The decrease in accumulated other comprehensive loss is due to a combination of the reduction in amortized cost of the securities portfolio and a decrease in market yields since December 31, 2022. At June 30, 2023, the Company's tangible common equity as a percent of tangible assets was 5.90 percent compared to 5.84 percent as of December 31, 2022. While accumulated other comprehensive losses reduce tangible common equity, they have no impact on regulatory capital.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2023.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023:
Total Capital (to Risk-Weighted Assets)
Consolidated	$415,225	12.15%	$273,486	8.00%	$358,951	10.50%	$341,858	10.00%
West Bank	448,570	13.13%	273,324	8.00%	358,737	10.50%	341,655	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	324,943	9.51%	205,115	6.00%	290,579	8.50%	273,486	8.00%
West Bank	418,288	12.24%	204,993	6.00%	290,406	8.50%	273,324	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	304,943	8.92%	153,836	4.50%	239,300	7.00%	222,208	6.50%
West Bank	418,288	12.24%	153,745	4.50%	239,158	7.00%	222,075	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	324,943	8.60%	151,121	4.00%	151,121	4.00%	188,901	5.00%
West Bank	418,288	11.08%	151,073	4.00%	151,073	4.00%	188,841	5.00%

As of December 31, 2022:
Total Capital (to Risk-Weighted Assets)
Consolidated	$408,056	12.08%	$270,221	8.00%	$354,665	10.50%	$337,776	10.00%
West Bank	441,628	13.08%	270,053	8.00%	354,445	10.50%	337,566	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	322,583	9.55%	202,666	6.00%	287,110	8.50%	270,221	8.00%
West Bank	416,155	12.33%	202,540	6.00%	286,931	8.50%	270,053	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	302,583	8.96%	151,999	4.50%	236,443	7.00%	219,555	6.50%
West Bank	416,155	12.33%	151,905	4.50%	236,296	7.00%	219,418	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	322,583	8.81%	146,439	4.00%	146,439	4.00%	183,049	5.00%
West Bank	416,155	11.37%	146,367	4.00%	146,367	4.00%	182,958	5.00%

The Company and West Bank are subject to a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At June 30, 2023, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

	Net Interest Income at June 30, 2023
Change in Interest Rates	Amount	% Change
300 basis points rising	$67,678	(11.42)%
200 basis points rising	70,435	(7.81)
100 basis points rising	73,050	(4.39)
Base	76,405	—
100 basis points falling	79,768	4.40
200 basis points falling	87,488	14.51
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

West Bancorporation, Inc.
(Registrant)

July 27, 2023	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

July 27, 2023	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)