Form 10-Q
period 2023-09-30
WEST BANCORPORATION INC
filed 2023-10-26
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

Yes  ☐                      No  ☒

As of October 25, 2023, there were 16,725,094 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$18,819	$24,896
Interest-bearing deposits	1,802	1,643
Cash and cash equivalents	20,621	26,539
Securities available for sale, at fair value	609,365	664,115
Federal Home Loan Bank stock, at cost	26,691	19,336
Loans	2,849,777	2,742,836
Allowance for credit losses	(28,147)	(25,473)
Loans, net	2,821,630	2,717,363
Premises and equipment, net	75,675	53,124
Accrued interest receivable	13,598	11,988
Bank-owned life insurance	43,589	44,573
Deferred tax assets, net	41,592	36,609
Other assets	49,139	39,571
Total assets	$3,701,900	$3,613,218

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$551,688	$693,563
Interest-bearing demand	417,802	536,226
Savings and money market	1,348,591	1,237,954
Time	437,448	412,665
Total deposits	2,755,529	2,880,408
Federal funds purchased and other short-term borrowings	261,510	200,000
Subordinated notes, net	79,566	79,369
Federal Home Loan Bank advances	315,000	155,000
Long-term debt	48,986	51,486
Accrued expenses and other liabilities	37,376	35,843
Total liabilities	3,497,967	3,402,106
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,725,094 and 16,640,413 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,000	3,000
Additional paid-in capital	33,487	32,021
Retained earnings	271,025	267,562
Accumulated other comprehensive loss	(103,579)	(91,471)
Total stockholders' equity	203,933	211,112
Total liabilities and stockholders' equity	$3,701,900	$3,613,218

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Loans, including fees	$36,756	$28,102	$104,715	$76,236
Securities:
Taxable	3,427	3,147	10,175	9,126
Tax-exempt	880	890	2,648	2,640
Interest-bearing deposits	29	30	84	179
Total interest income	41,092	32,169	117,622	88,181
Interest expense:
Deposits	17,156	6,289	46,772	11,586
Federal funds purchased and other short-term borrowings	3,165	655	7,508	812
Subordinated notes	1,113	1,106	3,328	1,748
Federal Home Loan Bank advances	2,329	649	5,212	1,914
Long-term debt	695	466	2,132	1,050
Total interest expense	24,458	9,165	64,952	17,110
Net interest income	16,634	23,004	52,670	71,071
Credit loss expense (benefit)	200	—	200	(2,500)
Net interest income after credit loss expense (benefit)	16,434	23,004	52,470	73,571
Noninterest income:
Service charges on deposit accounts	463	553	1,383	1,718
Debit card usage fees	495	498	1,492	1,477
Trust services	831	780	2,286	2,031
Increase in cash value of bank-owned life insurance	262	246	769	709
Gain from bank-owned life insurance	—	—	691	—
Loan swap fees	431	835	431	835
Other income	340	364	1,116	1,173
Total noninterest income	2,822	3,276	8,168	7,943
Noninterest expense:
Salaries and employee benefits	6,696	6,578	20,592	19,286
Occupancy and equipment	1,359	1,315	4,008	3,643
Data processing	703	644	2,067	1,924
Technology and software	573	651	1,665	1,619
FDIC insurance	439	127	1,275	753
Professional fees	254	250	791	669
Director fees	196	209	652	599
Other expenses	1,685	1,684	5,400	4,893
Total noninterest expense	11,905	11,458	36,450	33,386
Income before income taxes	7,351	14,822	24,188	48,128
Income taxes	1,445	3,220	4,576	10,675
Net income	$5,906	$11,602	$19,612	$37,453

Basic earnings per common share	$0.35	$0.70	$1.17	$2.25
Diluted earnings per common share	$0.35	$0.69	$1.17	$2.23

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$5,906	$11,602	$19,612	$37,453
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding losses arising during the period	(23,391)	(42,621)	(20,561)	(141,629)
Income tax benefit	5,819	10,558	5,100	35,607
Other comprehensive loss on securities	(17,572)	(32,063)	(15,461)	(106,022)
Unrealized gains on derivatives:
Unrealized holding gains arising during the period	5,303	8,637	11,771	23,239
Plus: reclassification adjustment for net (gains) losses realized in net income	(2,903)	(259)	(7,328)	1,428
Income tax expense	(590)	(2,051)	(1,090)	(6,172)
Other comprehensive income on derivatives	1,810	6,327	3,353	18,495
Total other comprehensive loss	(15,762)	(25,736)	(12,108)	(87,527)
Comprehensive income (loss)	$(9,856)	$(14,134)	$7,504	$(50,074)

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2023
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2023	$—	16,725,094	$3,000	$32,642	$269,301	$(87,817)	$217,126
Net income	—	—	—	—	5,906	—	5,906
Other comprehensive loss, net of tax	—	—	—	—	—	(15,762)	(15,762)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,182)	—	(4,182)
Stock-based compensation costs	—	—	—	845	—	—	845
Balance, September 30, 2023	$—	16,725,094	$3,000	$33,487	$271,025	$(103,579)	$203,933

	Three Months Ended September 30, 2022
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2022	$—	16,640,413	$3,000	$30,283	$255,334	$(72,428)	$216,189
Net income	—	—	—	—	11,602	—	11,602
Other comprehensive loss, net of tax	—	—	—	—	—	(25,736)	(25,736)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,160)	—	(4,160)
Stock-based compensation costs	—	—	—	869	—	—	869
Balance, September 30, 2022	$—	16,640,413	$3,000	$31,152	$262,776	$(98,164)	$198,764

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Nine Months Ended September 30, 2023
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2022	$—	16,640,413	$3,000	$32,021	$267,562	$(91,471)	$211,112
Cumulative effect of change in accounting principle(1)	—	—	—	—	(3,626)	—	(3,626)
Net income	—	—	—	—	19,612	—	19,612
Other comprehensive loss, net of tax	—	—	—	—	—	(12,108)	(12,108)
Cash dividends declared, $0.75 per common share	—	—	—	—	(12,523)	—	(12,523)
Stock-based compensation costs	—	—	—	2,401	—	—	2,401
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	84,681	—	(935)	—	—	(935)
Balance, September 30, 2023	$—	16,725,094	$3,000	$33,487	$271,025	$(103,579)	$203,933

	Nine Months Ended September 30, 2022
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$—	16,554,846	$3,000	$30,183	$237,782	$(10,637)	$260,328
Net income	—	—	—	—	37,453	—	37,453
Other comprehensive loss, net of tax	—	—	—	—	—	(87,527)	(87,527)
Cash dividends declared, $0.75 per common share	—	—	—	—	(12,459)	—	(12,459)
Stock-based compensation costs	—	—	—	2,488	—	—	2,488
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	85,567	—	(1,519)	—	—	(1,519)
Balance, September 30, 2022	$—	16,640,413	$3,000	$31,152	$262,776	$(98,164)	$198,764
(1)Cumulative effect adjustment pursuant to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1 for additional information.

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$19,612	$37,453
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit)	200	(2,500)
Net amortization and accretion	2,499	2,247
Stock-based compensation	2,401	2,488
Increase in cash value of bank-owned life insurance	(769)	(709)
Gain from bank-owned life insurance	(691)	—
Depreciation	1,189	1,091
Provision for deferred income taxes	207	1,928
Change in assets and liabilities:
Increase in accrued interest receivable	(1,610)	(1,896)
(Increase) decrease in other assets	(1,936)	930
Increase (decrease) in accrued expenses and other liabilities	(3,058)	7,889
Net cash provided by operating activities	18,044	48,921
Cash Flows from Investing Activities:
Proceeds from principal paydowns, maturities and calls of securities available for sale	31,886	63,353
Purchases of securities available for sale	—	(120,077)
Purchases of Federal Home Loan Bank stock	(90,194)	(46,884)
Proceeds from redemption of Federal Home Loan Bank stock	82,839	38,499
Net increase in loans	(106,925)	(158,395)
Purchases of premises and equipment	(24,699)	(12,056)
Proceeds of principal and earnings from bank-owned life insurance	2,458	—
Net cash used in investing activities	(104,635)	(235,560)
Cash Flows from Financing Activities:
Net decrease in deposits	(124,879)	(193,158)
Net increase in federal funds purchased and other short-term borrowings	61,510	201,620
Proceeds from issuance of subordinated debt, net of issuance costs	—	58,756
Net increase in Federal Home Loan Bank advances	160,000	—
Principal payments on long-term debt	(2,500)	(35)
Common stock dividends paid	(12,523)	(12,459)
Restricted stock units withheld for payroll taxes	(935)	(1,519)
Net cash provided by financing activities	80,673	53,205
Net decrease in cash and cash equivalents	(5,918)	(133,434)
Cash and Cash Equivalents:
Beginning	26,539	192,825
Ending	$20,621	$59,391

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$61,342	$15,259
Income taxes	3,890	7,490
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of September 30, 2023 and December 31, 2022, and net income, comprehensive income (loss) and changes in stockholders' equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$5,906	$11,602	$19,612	$37,453

Weighted average common shares outstanding	16,725	16,640	16,697	16,613
Weighted average effect of restricted stock units outstanding	43	154	45	200
Diluted weighted average common shares outstanding	16,768	16,794	16,742	16,813

Basic earnings per common share	$0.35	$0.70	$1.17	$2.25
Diluted earnings per common share	$0.35	$0.69	$1.17	$2.23
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	408	183	413	112

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$240,954	$—	$(58,947)	$182,007
Collateralized mortgage obligations (1)	315,803	—	(63,101)	252,702
Mortgage-backed securities (1)	160,291	—	(34,178)	126,113
Collateralized loan obligations	37,862	—	(332)	37,530
Corporate notes	13,750	—	(2,737)	11,013
	$768,660	$—	$(159,295)	$609,365

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$242,823	$4	$(49,472)	$193,355
Collateralized mortgage obligations (1)	338,875	—	(57,247)	281,628
Mortgage-backed securities (1)	169,451	—	(29,171)	140,280
Collateralized loan obligations	37,948	—	(1,137)	36,811
Corporate notes	13,750	—	(1,709)	12,041
	$802,847	$4	$(138,736)	$664,115
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with an amortized cost of approximately $458,126 and $293,017 as of September 30, 2023 and December 31, 2022, respectively, were pledged to secure access to Federal Home Loan Bank (FHLB) advances and Federal Reserve credit programs, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of September 30, 2023, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	September 30, 2023
	Amortized Cost	Fair Value
Due after five years through ten years	$73,386	$66,209
Due after ten years	219,180	164,341
	292,566	230,550
Collateralized mortgage obligations and mortgage-backed securities	476,094	378,815
	$768,660	$609,365

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

There were no sales of securities available for sale during the three and nine months ended September 30, 2023 and 2022.

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$8,083	$(674)	15	$173,924	$(58,273)	103	$182,007	$(58,947)
Collateralized mortgage
obligations	—	—	—	252,702	(63,101)	79	252,702	(63,101)
Mortgage-backed securities	—	—	—	126,113	(34,178)	27	126,113	(34,178)
Collateralized loan obligations	—	—	—	37,530	(332)	6	37,530	(332)
Corporate notes	—	—	—	11,013	(2,737)	8	11,013	(2,737)
	$8,083	$(674)	15	$601,282	$(158,621)	223	$609,365	$(159,295)

	December 31, 2022
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$74,676	$(11,556)	74	$118,487	$(37,916)	43	$193,163	$(49,472)
Collateralized mortgage
obligations	107,449	(14,484)	48	174,179	(42,763)	31	281,628	(57,247)
Mortgage-backed securities	31,350	(4,556)	8	108,930	(24,615)	19	140,280	(29,171)
Collateralized loan obligations	14,468	(480)	3	22,343	(657)	3	36,811	(1,137)
Corporate notes	9,185	(1,315)	5	2,856	(394)	3	12,041	(1,709)
	$237,128	$(32,391)	138	$426,795	$(106,345)	99	$663,923	$(138,736)

The Company adopted ASU No. 2016-13 effective January 1, 2023 which requires credit losses on available-for-sale securities to be recorded in an allowance for credit losses. If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of September 30, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of September 30, 2023, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the "Accrued interest receivable" line of the Consolidated Balance Sheets. Interest receivable on securities was $3,588 as of September 30, 2023, and was excluded from the estimate of credit losses.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Commercial	$529,293	$519,196
Real estate:
Construction, land and land development	399,253	363,014
1-4 family residential first mortgages	89,713	75,211
Home equity	12,429	10,322
Commercial	1,812,816	1,771,940
Consumer and other	10,123	7,292
	2,853,627	2,746,975
Net unamortized fees and costs	(3,850)	(4,139)
	$2,849,777	$2,742,836

Real estate loans of approximately $1,380,000 and $1,190,000 were pledged as security for FHLB advances as of September 30, 2023 and December 31, 2022, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Allowance for Credit Losses for Loans

The Company adopted ASU No. 2016-13 on January 1, 2023, at which time the Company implemented the current expected credit loss (CECL) model in estimating the allowance for credit losses (ACL) valuation account. The following tables detail the changes in the ACL by loan segment for the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,496	$3,284	$472	$110	$18,469	$107	$27,938
Charge-offs	—	—	—	—	—	—	—
Recoveries	8	—	—	1	—	—	9
Provision for credit loss expense(1)	(221)	467	97	—	(143)	—	200
Ending balance	$5,283	$3,751	$569	$111	$18,326	$107	$28,147

	Nine Months Ended September 30, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,804	$3,548	$357	$101	$16,575	$88	$25,473
Adoption of CECL	677	(234)	121	(8)	1,911	(9)	2,458
Charge-offs	(18)	—	—	—	—	—	(18)
Recoveries	29	—	1	4	—	—	34
Provision for credit loss expense(1)	(209)	437	90	14	(160)	28	200
Ending balance	$5,283	$3,751	$569	$111	$18,326	$107	$28,147
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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Prior to the adoption of ASU No. 2016-13 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following tables present the activity in the allowance for loan losses by segment for the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,661	$4,043	$373	$95	$16,189	$73	$25,434
Charge-offs	—	—	(31)	—	—	—	(31)
Recoveries	9	—	1	1	4	—	15
Provision for loan losses(1)	429	(557)	20	9	82	17	—
Ending balance	$5,099	$3,486	$363	$105	$16,275	$90	$25,418

	Nine Months Ended September 30, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,776	$3,646	$339	$91	$19,466	$46	$28,364
Charge-offs	—	—	(31)	—	(451)	—	(482)
Recoveries	21	—	2	3	10	—	36
Provision for loan losses(1)	302	(160)	53	11	(2,750)	44	(2,500)
Ending balance	$5,099	$3,486	$363	$105	$16,275	$90	$25,418
(1)The negative provisions for the various segments are related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

The following tables present a breakdown of the allowance for credit losses by segment, disaggregated based on the evaluation method as of September 30, 2023 and December 31, 2022.

	September 30, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,283	3,751	569	111	18,326	107	28,147
Total	$5,283	$3,751	$569	$111	$18,326	$107	$28,147

	December 31, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,804	3,548	357	101	16,575	88	25,473
Total	$4,804	$3,548	$357	$101	$16,575	$88	$25,473

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of September 30, 2023 and December 31, 2022.

	September 30, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$303	$—	$—	$—	$303
Collectively evaluated for credit losses	529,293	399,253	89,410	12,429	1,812,816	10,123	2,853,324
Total	$529,293	$399,253	$89,713	$12,429	$1,812,816	$10,123	$2,853,627

	December 31, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$322	$—	$—	$—	$322
Collectively evaluated for impairment	519,196	363,014	74,889	10,322	1,771,940	7,292	2,746,653
Total	$519,196	$363,014	$75,211	$10,322	$1,771,940	$7,292	$2,746,975

Under the CECL model, the ACL is a valuation account estimated at each balance sheet date and deducted from the amortized cost basis of loans to present the net amount expected to be collected. The Company estimates the ACL based on the underlying loans' amortized cost basis, which is the amount at which the loan is originated or acquired, adjusted for collection of cash and charge-offs, as well as applicable accretion or amortization of premiums, discounts, and net deferred fees or costs. The Company's estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected restructuring. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the ACL.

Accrued interest on loans of $10,005 and $8,665 at September 30, 2023 and December 31, 2022, respectively, was included in accrued interest receivable on the balance sheet and was excluded from the estimate of credit losses.

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

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land
development	—	—	—	—	—	—
1-4 family residential first
mortgages	303	322	303	322	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$303	$322	$303	$322	$—	$—

There was no interest income recognized on loans that were on nonaccrual for the nine months ended September 30, 2023 and September 30, 2022.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the delinquency status of the amortized cost of loans as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$529,293	$529,293
Real estate:
Construction, land and
land development	—	—	—	—	399,253	399,253
1-4 family residential
first mortgages	—	—	—	—	89,713	89,713
Home equity	—	—	—	—	12,429	12,429
Commercial	—	—	—	—	1,812,816	1,812,816
Consumer and other	—	—	—	—	10,123	10,123
Total	$—	$—	$—	$—	$2,853,627	$2,853,627

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$519,196	$519,196
Real estate:
Construction, land and
land development	—	—	—	—	363,014	363,014
1-4 family residential
first mortgages	—	—	—	—	75,211	75,211
Home equity	—	—	—	—	10,322	10,322
Commercial	—	—	—	—	1,771,940	1,771,940
Consumer and other	—	—	—	—	7,292	7,292
Total	$—	$—	$—	$—	$2,746,975	$2,746,975

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Loan Restructurings Made to Borrowers Experiencing Financial Difficulty

As of September 30, 2023 and December 31, 2022, the Company had no loan restructurings made to borrowers experiencing financial difficulty. There were no loan restructurings made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2023 and 2022. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross write-off by loan segment and origination year, based on the analysis performed as of September 30, 2023 and December 31, 2022.

	Term Loans by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial
Pass	$130,239	$119,579	$51,124	$36,264	$7,519	$44,657	$139,911	$529,293
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$130,239	$119,579	$51,124	$36,264	$7,519	$44,657	$139,911	$529,293
Current period gross writeoffs	$—	$—	$—	$—	$18	$—	$—	$18
Real estate:
Construction, land and land development
Pass	$73,148	$129,426	$86,261	$20,208	$1,484	$—	$88,687	$399,214
Watch	—	39	—	—	—	—	—	39
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$73,148	$129,465	$86,261	$20,208	$1,484	$—	$88,687	$399,253
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$27,824	$20,732	$20,370	$12,032	$3,798	$3,858	$611	$89,225
Watch	145	—	—	—	—	—	—	145
Substandard	—	40	—	—	303	—	—	343
Doubtful	—	—	—	—	—	—	—	—
Total	$27,969	$20,772	$20,370	$12,032	$4,101	$3,858	$611	$89,713
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$591	$243	$529	$367	$116	$68	$10,515	$12,429
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$591	$243	$529	$367	$116	$68	$10,515	$12,429
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$166,083	$521,330	$455,800	$365,665	$87,301	$198,585	$18,052	$1,812,816
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$166,083	$521,330	$455,800	$365,665	$87,301	$198,585	$18,052	$1,812,816
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$1,296	$299	$533	$61	$25	$371	$7,538	$10,123
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,296	$299	$533	$61	$25	$371	$7,538	$10,123
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

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

	As of September 30, 2023
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$303	$—	$—	$303	$—
Total	$303	$—	$—	$303	$—

	As of December 31, 2022
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$322	$—	$—	$322	$—
Total	$322	$—	$—	$322	$—

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company's allowance for credit losses for unfunded commitments was $2,344 as of September 30, 2023. The allowance for credit losses for off-balance-sheet credit exposures is presented in the "Accrued expenses and other liabilities" line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance-sheet credit exposures is reflected in the "Credit loss expense " line of the Consolidated Statements of Income. There were no changes to the allowance for credit losses for off-balance-sheet credit exposures during the nine months ended September 30, 2023.

5. Derivatives

The Company has entered into various interest rate swap agreements as part of its interest rate risk management strategy. The Company uses interest rate swaps to manage its interest rate risk exposure on certain loans, borrowings and deposits due to interest rate movements. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $445,000 and $310,000 at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the Company had swaps with a total notional amount of $295,000 that hedge the interest payments of rolling one-month funding consisting of FHLB advances or brokered deposits. Also as of September 30, 2023, the Company had swaps with a total notional amount of $40,000 that effectively converts variable-rate long-term debt to fixed-rate debt and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Cash Flow Hedges:
Gross notional amount	$445,000	$310,000
Fair value in other assets	20,726	16,284
Weighted-average floating rate received	5.64%	4.53%
Weighted-average fixed rate paid	3.04%	2.25%
Weighted-average maturity in years	2.9	3.3

Non-Hedging Derivatives:
Gross notional amount	$294,819	$254,369
Fair value in other assets	18,512	15,309
Fair value in other liabilities	(18,512)	(15,309)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pre-tax gain recognized in other comprehensive
income	$5,303	$8,637	$11,771	$23,239
Reclassification from AOCI into income:
Increase (decrease) in interest expense	$(2,903)	$(259)	$(7,328)	$1,428

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company estimates there will be approximately $11,575 reclassified from accumulated other comprehensive income to reduce interest expense through the 12 months ending September 30, 2024 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of both September 30, 2023 and December 31, 2022, the Company pledged $0 of collateral to the counterparties in the form of cash on deposit. As of September 30, 2023 and December 31, 2022, the Company's counterparties pledged $40,670 and $31,560, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Deferred tax assets:
Allowance for credit losses	$7,471	$6,241
Net unrealized losses on securities available for sale	39,665	34,544
Lease liabilities	912	1,147
Accrued expenses	202	434
Restricted stock unit compensation	1,006	1,038
State net operating loss carryforward	1,686	1,476
Other	174	156
	51,116	45,036
Deferred tax liabilities:
Right-of-use assets	868	1,099
Deferred loan costs	257	249
Net unrealized gains on interest rate swaps	5,097	4,003
Premises and equipment	1,124	1,219
New markets tax credit loan	366	303
Other	126	78
	7,838	6,951
Net deferred tax assets before valuation allowance	43,278	38,085
Valuation allowance	(1,686)	(1,476)
Net deferred tax assets	$41,592	$36,609

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
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2023 and 2022.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2022	$(103,680)	$12,209	$(91,471)
Other comprehensive income (loss) before reclassifications	(15,441)	8,879	(6,562)
Amounts reclassified from accumulated other comprehensive income	(20)	(5,526)	(5,546)
Net current period other comprehensive income (loss)	(15,461)	3,353	(12,108)
Balance, September 30, 2023	$(119,141)	$15,562	$(103,579)

Balance, December 31, 2021	$(5,021)	$(5,616)	$(10,637)
Other comprehensive income (loss) before reclassifications	(106,011)	17,486	(88,525)
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	1,009	998
Net current period other comprehensive income (loss)	(106,022)	18,495	(87,527)
Balance, September 30, 2022	$(111,043)	$12,879	$(98,164)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company adopted ASU No. 2016-13 effective January 1, 2023 which requires an allowance for credit losses on off-balance sheet credit exposure. See Note 4 for additional information. The Company's commitments consisted of the following amounts as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Commitments to fund real estate construction loans	$444,205	$336,900
Other commitments to extend credit	673,123	727,666
Standby letters of credit	16,600	20,557
	$1,133,928	$1,085,123
West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $20,854 and $23,337 at September 30, 2023 and December 31, 2022, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,811 and $3,431 as of September 30, 2023 and December 31, 2022, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

West Bank entered into a construction contract in 2022 for the construction of a new headquarters building in West Des Moines, Iowa. West Bank will pay the contractor a contract price consisting of the cost of work plus a fee, subject to a guaranteed maximum price of $42,309, with anticipated construction completed in 2024. As of September 30, 2023, there was a remaining commitment of $18,625 under this contract. West Bank is also building a new office in Mankato, Minnesota to be completed in the fourth quarter of 2023, which had a remaining commitment of $2,023 as of September 30, 2023.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2023.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$182,007	$—	$182,007	$—
Collateralized mortgage obligations	252,702	—	252,702	—
Mortgage-backed securities	126,113	—	126,113	—
Collateralized loan obligations	37,530	—	37,530	—
Corporate notes	11,013	—	11,013	—
Derivative instruments, interest rate swaps	39,238	—	39,238	—

Financial liabilities:
Derivative instruments, interest rate swaps	$18,512	$—	$18,512	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$193,355	$—	$193,355	$—
Collateralized mortgage obligations	281,628	—	281,628	—
Mortgage-backed securities	140,280	—	140,280	—
Collateralized loan obligations	36,811	—	36,811	—
Corporate notes	12,041	—	12,041	—
Derivative instruments, interest rate swaps	31,593	—	31,593	—

Financial liabilities:
Derivative instruments, interest rate swaps	$15,309	$—	$15,309	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). As of both September 30, 2023 and December 31, 2022, there were no individually evaluated loans with a fair value adjustment. Individually evaluated loans are classified within Level 3 of the fair value hierarchy and are evaluated and valued at the lower of cost or fair value when the loan is individually evaluated. Fair value is based on the value of the collateral securing these loans.

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$18,819	$18,819	$18,819	$—	$—
Interest-bearing deposits	1,802	1,802	1,802	—	—
Securities available for sale	609,365	609,365	—	609,365	—
Federal Home Loan Bank stock	26,691	26,691	26,691	—	—
Loans, net	2,821,630	2,680,671	—	2,680,671	—
Accrued interest receivable	13,598	13,598	13,598	—	—
Interest rate swaps	39,238	39,238	—	39,238	—
Financial liabilities:
Deposits	$2,755,529	$2,755,917	$—	$2,755,917	$—
Federal funds purchased and other short-term borrowings	261,510	261,510	261,510	—	—
Subordinated notes, net	79,566	62,828	—	62,828	—
Federal Home Loan Bank advances	315,000	315,000	—	315,000	—
Long-term debt	48,986	48,986	—	48,986	—
Accrued interest payable	6,869	6,869	6,869	—	—
Interest rate swaps	18,512	18,512	—	18,512	—
Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, including the effects of recent and potential additional rate increases by the Federal Reserve; fluctuations in the values of the securities held in our investment portfolio, including as a result of changes in interest rates; competitive pressures, including from non-bank competitors such as "fintech" companies and digital asset service providers; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards (including as a result of the implementation of the CECL accounting standard) or regulatory requirements; the concentration of large deposits from certain clients, who have balances above current FDIC insurance limits; changes in local, national and international economic conditions, including rising rates of inflation and possible recession; the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in failure of those institutions; changes in legal and regulatory requirements, limitations and costs, including in response to the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank; changes in customers’ acceptance of the Company’s products and services; the occurrence of fraudulent activity, breaches or failures of our information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, including the Israeli-Palestinian conflict and the Russian invasion of Ukraine, widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their business; changes to U.S. tax laws, regulations and guidance; talent and labor shortages; the new 1 percent excise tax on stock buybacks by publicly traded companies; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$16,634	$23,004	$52,670	$71,071
Tax-equivalent adjustment (1)	113	270	396	925
Net interest income on a FTE basis (non-GAAP)	16,747	23,274	53,066	71,996
Average interest-earning assets	3,478,053	3,322,521	3,458,606	3,371,915
Net interest margin on a FTE basis (non-GAAP)	1.91%	2.78%	2.05%	2.85%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$16,747	$23,274	$53,066	$71,996
Noninterest income	2,822	3,276	8,168	7,943
Adjustment for losses on disposal of premises and equipment, net	3	—	5	27
Adjusted income	19,572	26,550	61,239	79,966
Noninterest expense	11,905	11,458	36,450	33,386
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	60.83%	43.16%	59.52%	41.75%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three and nine months ended September 30, 2023 are compared to the results for the same periods in 2022, and the consolidated financial condition of the Company as of September 30, 2023 is compared to that as of December 31, 2022. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.

The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended September 30, 2023 was $5,906, or $0.35 per diluted common share, compared to $11,602, or $0.69 per diluted common share, for the three months ended September 30, 2022. The Company's annualized return on average assets and return on average equity for the three months ended September 30, 2023 were 0.64 percent and 10.89 percent, respectively, compared to 1.32 percent and 21.01 percent, respectively, for the three months ended September 30, 2022.

The decrease in net income for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to a decrease in net interest income and loan swap fees and an increase in credit loss expense and FDIC insurance expense.

Net interest income for the three months ended September 30, 2023 decreased $6,370, or 27.7 percent, compared to the three months ended September 30, 2022. The decrease in net interest income was primarily due to the increase in interest expense on deposits and other borrowings resulting from rapidly rising short-term interest rates and an inverted yield curve, and changes in funding mix, partially offset by an increase in interest income on loans and securities.

Noninterest income decreased $454 for the three months ended September 30, 2023, compared to the same period in 2022 primarily due to a decrease in loan swap fees, partially offset by an increase in trust services revenue. Noninterest expense increased $447 during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to increases in salaries and employee benefits and FDIC insurance expense.

Net income for the nine months ended September 30, 2023 was $19,612, or $1.17 per diluted common share, compared to $37,453, or $2.23 per diluted common share, for the nine months ended September 30, 2022. The Company's annualized return on average assets and return on average equity for the nine months ended September 30, 2023 were 0.72 percent and 12.22 percent, respectively, compared to 1.43 percent and 21.57 percent, respectively, for the nine months ended September 30, 2022.

The decrease in net income for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to a decrease in net interest income and an increase in credit loss expense, salaries and employee benefits, occupancy costs and FDIC insurance expense, partially offset by an increase in trust services revenue and a gain from bank-owned life insurance.

Net interest income for the nine months ended September 30, 2023 declined $18,401, or 25.9 percent, compared to the nine months ended September 30, 2022. The decrease in net interest income was primarily due to the increase in interest expense on deposits and other borrowings resulting from rapidly rising short-term interest rates and an inverted yield curve, and changes in funding mix, partially offset by an increase in interest income on loans and securities.

Noninterest income increased $225 for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to a gain from bank-owned life insurance and an increase in trust services revenue, partially offset by a decrease in loan swap fees. Noninterest expense increased $3,064 during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to increases in salaries and employee benefits, occupancy and equipment expense and FDIC insurance expense.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Total loans outstanding increased $106,941, or 3.9 percent, during the first nine months of 2023. The credit quality of the loan portfolio remained strong, as evidenced by the Company's ratio of nonperforming loans to total assets of 0.01 percent as of both September 30, 2023 and December 31, 2022. As of September 30, 2023, the allowance for credit losses was 0.99 percent of total outstanding loans, compared to 0.93 percent as of December 31, 2022. Management believed the allowance for credit losses at September 30, 2023 was adequate to absorb expected losses in the loan portfolio as of that date.

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

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the nine months ended September 30, 2023	As of and for the six months ended June 30, 2023	As of and for the six months ended June 30, 2023
Return on average equity	12.22%	12.90%	2.83% - 17.82%
Efficiency ratio(1)	59.52%	58.91%	44.96% - 68.04%
Nonperforming assets to total assets	0.01%	0.01%	0.00% - 0.48%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

At its meeting on October 25, 2023, the Company's Board of Directors declared a regular quarterly cash dividend of $0.25 per common share. The dividend is payable on November 22, 2023, to stockholders of record on November 8, 2023.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2023 compared with the same periods in 2022.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	Change %	2023	2022	Change	Change %
Net income	$5,906	$11,602	$(5,696)	(49.09)%	$19,612	$37,453	$(17,841)	(47.64)%
Average assets	3,679,541	3,475,894	203,647	5.86%	3,647,777	3,507,796	139,981	3.99%
Average stockholders' equity	215,230	219,065	(3,835)	(1.75)%	214,599	232,177	(17,578)	(7.57)%

Return on average assets	0.64%	1.32%	(0.68)%		0.72%	1.43%	(0.71)%
Return on average equity	10.89%	21.01%	(10.12)%		12.22%	21.57%	(9.35)%
Net interest margin (1)	1.91%	2.78%	(0.87)%		2.05%	2.85%	(0.80)%
Efficiency ratio (1) (2)	60.83%	43.16%	17.67%		59.52%	41.75%	17.77%
Dividend payout ratio	70.79%	35.86%	34.93%		63.85%	33.27%	30.58%
Average equity to average assets ratio	5.85%	6.30%	(0.45)%		5.88%	6.62%	(0.74)%

					As of September 30,
					2023	2022	Change
Nonperforming assets to total assets (2)					0.01%	0.01%	—%
Equity to assets ratio					5.51%	5.65%	(0.14)%
Tangible common equity ratio					5.51%	5.65%	(0.14)%
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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2023	2022	Change	Change- %	2023	2022	Change	Change- %	2023	2022	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$525,596	$498,268	$27,328	5.48%	$8,332	$6,144	$2,188	35.61%	6.29%	4.89%	1.40%
Real estate (3)	2,278,129	2,074,692	203,437	9.81%	28,310	21,981	6,329	28.79%	4.93%	4.20%	0.73%
Consumer and other	9,488	6,902	2,586	37.47%	173	86	87	101.16%	7.24%	5.01%	2.23%
Total loans	2,813,213	2,579,862	233,351	9.05%	36,815	28,211	8,604	30.50%	5.19%	4.34%	0.85%

Securities:
Taxable	514,488	584,721	(70,233)	(12.01)%	3,427	3,147	280	8.90%	2.66%	2.15%	0.51%
Tax-exempt (3)	148,531	153,187	(4,656)	(3.04)%	934	1,051	(117)	(11.13)%	2.52%	2.74%	(0.22)%
Total securities	663,019	737,908	(74,889)	(10.15)%	4,361	4,198	163	3.88%	2.63%	2.28%	0.35%

Interest-bearing deposits	1,821	4,751	(2,930)	(61.67)%	29	30	(1)	(3.33)%	6.36%	2.51%	3.85%
Total interest-earning assets(3)	$3,478,053	$3,322,521	$155,532	4.68%	41,205	32,439	8,766	27.02%	4.70%	3.87%	0.83%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$434,649	$476,145	$(41,496)	(8.71)%	1,680	679	1,001	147.42%	1.53%	0.57%	0.96%
Savings and money market	1,329,963	1,327,935	2,028	0.15%	11,080	4,461	6,619	148.37%	3.31%	1.33%	1.98%
Time deposits	427,545	343,862	83,683	24.34%	4,396	1,149	3,247	282.59%	4.08%	1.33%	2.75%
Total deposits	2,192,157	2,147,942	44,215	2.06%	17,156	6,289	10,867	172.79%	3.10%	1.16%	1.94%
Borrowed Funds:
Federal funds purchased and
other short-term borrowings	248,065	105,431	142,634	135.29%	3,165	655	2,510	383.21%	5.06%	2.46%	2.60%
Subordinated notes, net	79,533	79,285	248	0.31%	1,113	1,106	7	0.63%	5.55%	5.54%	0.01%
Federal Home Loan Bank
advances	302,119	125,000	177,119	141.70%	2,329	649	1,680	258.86%	3.06%	2.06%	1.00%
Long-term debt	49,448	51,486	(2,038)	(3.96)%	695	466	229	49.14%	5.57%	3.60%	1.97%
Total borrowed funds	679,165	361,202	317,963	88.03%	7,302	2,876	4,426	153.89%	4.27%	3.16%	1.11%
Total interest-bearing
liabilities	$2,871,322	$2,509,144	$362,178	14.43%	24,458	9,165	15,293	166.86%	3.38%	1.45%	1.93%

Net interest income (FTE) (4)					$16,747	$23,274	$(6,527)	(28.04)%
Net interest spread (FTE)									1.32%	2.42%	(1.10)%
Net interest margin (FTE) (4)									1.91%	2.78%	(0.87)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2023	2022	Change	Change- %	2023	2022	Change	Change- %	2023	2022	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$524,231	$479,723	$44,508	9.28%	$23,867	$15,751	$8,116	51.53%	6.09%	4.39%	1.70%
Real estate (3)	2,247,851	2,037,779	210,072	10.31%	80,584	60,678	19,906	32.81%	4.79%	3.98%	0.81%
Consumer and other	8,852	5,154	3,698	71.75%	453	173	280	161.85%	6.84%	4.50%	2.34%
Total loans	2,780,934	2,522,656	258,278	10.24%	104,904	76,602	28,302	36.95%	5.04%	4.06%	0.98%

Securities:
Taxable	526,259	611,647	(85,388)	(13.96)%	10,175	9,126	1,049	11.49%	2.58%	1.99%	0.59%
Tax-exempt (3)	149,497	160,226	(10,729)	(6.70)%	2,855	3,199	(344)	(10.75)%	2.55%	2.66%	(0.11)%
Total securities	675,756	771,873	(96,117)	(12.45)%	13,030	12,325	705	5.72%	2.57%	2.13%	0.44%

Interest-bearing deposits	1,916	77,386	(75,470)	(97.52)%	84	179	(95)	(53.07)%	5.86%	0.31%	5.55%
Total interest-earning assets (3)	$3,458,606	$3,371,915	$86,691	2.57%	118,018	89,106	28,912	32.45%	4.56%	3.53%	1.03%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$472,729	$513,106	$(40,377)	(7.87)%	4,882	1,253	3,629	289.62%	1.38%	0.33%	1.05%
Savings and money market	1,332,933	1,505,834	(172,901)	(11.48)%	30,714	8,520	22,194	260.49%	3.08%	0.76%	2.32%
Time	420,513	248,628	171,885	69.13%	11,176	1,813	9,363	516.44%	3.55%	0.97%	2.58%
Total deposits	2,226,175	2,267,568	(41,393)	(1.83)%	46,772	11,586	35,186	303.69%	2.81%	0.68%	2.13%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	207,034	50,796	156,238	307.58%	7,508	812	6,696	824.63%	4.85%	2.14%	2.71%
Subordinated notes, net	79,466	43,955	35,511	80.79%	3,328	1,748	1,580	90.39%	5.60%	5.32%	0.28%
Federal Home Loan Bank
advances	249,011	125,000	124,011	99.21%	5,212	1,914	3,298	172.31%	2.80%	2.05%	0.75%
Long-term debt	50,538	51,490	(952)	(1.85)%	2,132	1,050	1,082	103.05%	5.64%	2.73%	2.91%
Total borrowed funds	586,049	271,241	314,808	116.06%	18,180	5,524	12,656	229.11%	4.15%	2.72%	1.43%
Total interest-bearing
liabilities	$2,812,224	$2,538,809	$273,415	10.77%	64,952	17,110	47,842	279.61%	3.09%	0.90%	2.19%

Net interest income (FTE) (4)					$53,066	$71,996	$(18,930)	(26.29)%
Net interest spread (FTE)									1.47%	2.63%	(1.16)%
Net interest margin (FTE) (4)									2.05%	2.85%	(0.80)%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve increased the target federal funds interest rate by a total of 425 basis points in 2022 and an additional 100 basis points during the first nine months of 2023. At this time the extent to which additional target federal funds interest rate changes may occur during the remainder of 2023 is unknown. The increases that occurred throughout 2022 and 2023 have had a significant impact on the comparability of net interest income between 2023 and 2022.

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and nine months ended September 30, 2023 decreased by 87 and 80 basis points, respectively, compared to the three and nine months ended September 30, 2022. The primary driver of the decrease in the net interest margin was an increase in rates paid on deposits and borrowed funds, which have repriced faster than loans and securities, and an increase in average borrowed funds balances. Tax-equivalent net interest income for the three and nine months ended September 30, 2023 decreased $6,527 and $18,930, respectively, compared to the same time periods in 2022. The decrease in net interest income for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to the increase in rates paid on deposits and borrowed funds and increases in average borrowed funds balances.

Tax-equivalent interest income on loans increased $8,604 and $28,302 for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. This increase in interest income on loans was driven by a combination of an increase in the average balance of loans and an increase in loan yields. The average balances of loans for the three and nine months ended September 30, 2023 increased $233,351 and $258,278, respectively, compared to the three and nine months ended September 30, 2022, while loan yields increased 85 and 98 basis points, respectively. Rising market interest rates have resulted in increasing rates on variable-rate loans and higher interest rates on renewed and originated loans. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The yield on the loan portfolio is expected to increase in flat and rising rate environments as variable-rate loans reprice at higher rates and renewals and new originations are priced at prevailing market rates, which exceed the roll-off rate of principal repayments on existing loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

The average balance of deposits increased $44,215 for the three months ended September 30, 2023 compared to the same period in 2022, while the average balance of deposits for the nine months ended September 30, 2023 decreased $41,393 compared to the same period in 2022. The rates paid on deposits increased 194 and 213 basis points for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase in the cost of deposits was primarily due to increases in deposit interest rates in response to increases in the target federal funds rate and market interest rates, increased competition for deposit balances, and changes in deposit mix. The Federal Reserve increased the target federal funds rate by a total of 425 basis points in 2022 and an additional 100 basis points in the first nine months of 2023. These increases have had an adverse impact on the cost of deposits and have increased market competition.

Interest expense on borrowed funds increased $4,426 and $12,656 for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The average balance of borrowed funds increased $317,963 and $314,808 for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The Company issued $60,000 of subordinated debt in June 2022. Additionally, average balances of federal funds purchased and other short-term borrowings increased $142,634 and $156,238 for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The average rate on federal funds purchased and other short-term borrowings increased by 260 and 271 basis points in the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. This increase in average rates paid on federal funds purchased and other short-term borrowings was driven by the increases in the target federal funds rate by the Federal Reserve. The average balances of FHLB advances increased by $177,119 and $124,011 for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. This increase in average balances was primarily due to additional rolling one-month FHLB advances added in the first nine months of 2023 that are hedged with long-term interest rate swap agreements to provide fixed cost wholesale funding.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Credit Loss Expense and the Related Allowance for Credit Losses

The Company adopted ASU No. 2016-13 effective January 1, 2023 using the modified retrospective method for financial assets measured at amortized cost and off-balance-sheet credit exposures. See Notes 1 and 4 to the Financial Statements for additional information.

The credit loss expense recorded on the income statement represents a charge made to earnings to maintain an adequate allowance for credit losses. The adequacy of the allowance for credit losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for credit losses is management's estimate of expected lifetime losses in the loan portfolio as of the balance sheet date. There was a credit loss expense of $200 for the three and nine months ended September 30, 2023, compared to a credit loss expense of $0 and negative $2,500 for the three and nine months ended September 30, 2022. The credit loss expense recorded in 2023 was directly associated with loan growth. The negative credit loss expense recorded in 2022 was due to sustained improvement in the performance of loans. Management believed the allowance for credit losses at September 30, 2023 was adequate to absorb expected losses in the loan portfolio as of that date.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for credit losses on loans for the three and nine months ended September 30, 2023 and 2022 and related ratios.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Balance at beginning of period	$27,938	$25,434	$2,504	$25,473	$28,364	$(2,891)
Adoption of CECL	—	—	—	2,458	—	2,458
Charge-offs	—	(31)	31	(18)	(482)	464
Recoveries	9	15	(6)	34	36	(2)
Net (charge-offs) recoveries	9	(16)	25	16	(446)	462
Provision for credit losses charged
(credited) to operations	200	—	200	200	(2,500)	2,700
Balance at end of period	$28,147	$25,418	$2,729	$28,147	$25,418	$2,729

Average loans outstanding	$2,813,213	$2,579,862		$2,780,934	$2,522,656

Ratio of annualized net (charge-offs)
recoveries during the period to average
loans outstanding	0.00%	0.00%		0.00%	(0.02)%

Ratio of allowance for credit losses for
loans to average loans outstanding	1.00%	0.99%		1.01%	1.01%

Ratio of allowance for credit losses for
for loans to total loans at end of period	0.99%	0.97%		0.99%	0.97%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended September 30,
Noninterest income:	2023	2022	Change	Change %
Service charges on deposit accounts	$463	$553	$(90)	(16.27)%
Debit card usage fees	495	498	(3)	(0.60)%
Trust services	831	780	51	6.54%
Increase in cash value of bank-owned life insurance	262	246	16	6.50%
Loan swap fees	431	835	(404)	(48.38)%
Other income:
All other income	340	364	(24)	(6.59)%
Total other income	340	364	(24)	(6.59)%
Total noninterest income	$2,822	$3,276	$(454)	(13.86)%

	Nine Months Ended September 30,
Noninterest income:	2023	2022	Change	Change %
Service charges on deposit accounts	$1,383	$1,718	$(335)	(19.50)%
Debit card usage fees	1,492	1,477	15	1.02%
Trust services	2,286	2,031	255	12.56%
Increase in cash value of bank-owned life insurance	769	709	60	8.46%
Gain from bank-owned life insurance	691	—	691	N/A
Loan swap fees	431	835	(404)	(48.38)%
Other income:
All other income	1,116	1,173	(57)	(4.86)%
Total other income	1,116	1,173	(57)	(4.86)%
Total noninterest income	$8,168	$7,943	$225	2.83%

The decline in service charges on deposit accounts was primarily attributable to a higher earnings credit rate on commercial accounts. Revenue from trust services was higher for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 primarily due to increases in one-time estate fees. An increase in trust assets and accounts since September 30, 2022 also contributed to the increase in trust service fees. The gain from bank-owned life insurance for the nine months ended September 30, 2023 was the result of a death benefit claim. Loan swap fees in 2023 and 2022 consist of fees earned in the back-to-back swap program.

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

	Three Months Ended September 30,
Noninterest expense:	2023	2022	Change	Change %
Salaries and employee benefits	$6,696	$6,578	$118	1.79%
Occupancy and equipment	1,359	1,315	44	3.35%
Data processing	703	644	59	9.16%
Technology and software	573	651	(78)	(11.98)%
FDIC insurance	439	127	312	245.67%
Professional fees	254	250	4	1.60%
Director fees	196	209	(13)	(6.22)%
Other expenses:
Business development	287	305	(18)	(5.90)%
Insurance expense	178	198	(20)	(10.10)%
Trust	159	137	22	16.06%
Charitable contributions	60	—	60	N/A
Consulting fees	56	66	(10)	(15.15)%
Marketing	34	60	(26)	(43.33)%
Low income housing projects amortization	136	116	20	17.24%
New markets tax credit project amortization and management fees	230	230	—	—%
All other	545	572	(27)	(4.72)%
Total other expenses	1,685	1,684	1	0.06%
Total noninterest expense	$11,905	$11,458	$447	3.90%

	Nine Months Ended September 30,
Noninterest expense:	2023	2022	Change	Change %
Salaries and employee benefits	$20,592	$19,286	$1,306	6.77%
Occupancy and equipment	4,008	3,643	365	10.02%
Data processing	2,067	1,924	143	7.43%
Technology and software	1,665	1,619	46	2.84%
FDIC insurance	1,275	753	522	69.32%
Professional fees	791	669	122	18.24%
Director fees	652	599	53	8.85%
Other expenses:
Business development	1,035	832	203	24.40%
Insurance expense	610	505	105	20.79%
Trust	462	412	50	12.14%
Charitable contributions	180	—	180	N/A
Consulting fees	175	241	(66)	(27.39)%
Marketing	115	184	(69)	(37.50)%
Low income housing projects amortization	469	388	81	20.88%
New markets tax credit project amortization and management fees	689	689	—	—%
All other	1,665	1,642	23	1.40%
Total other expenses	5,400	4,893	507	10.36%
Total noninterest expense	$36,450	$33,386	$3,064	9.18%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Salaries and employee benefits increased for the three and nine months ended September 30, 2023 when compared to the three and nine months ended September 30, 2022, due to wage increases in response to market conditions and competition in retaining and recruiting talent. Additionally, there has been an increase in full-time equivalent employees with growth in our commercial banking team and information technology department. Occupancy and equipment expense increased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to an increase in depreciation expense related to the new bank building in St. Cloud, Minnesota which opened in March 2022 and scheduled increases in rent expense on existing leases. FDIC insurance expense increased during the three and nine months ended September 30, 2023 when compared to the same time periods in 2022 primarily due to the FDIC's increase in the minimum assessment rate, which was announced in 2022 and effective as of the first quarter of 2023.

Business development expenses increased for the nine months ended September 30, 2023 compared to the same time period in 2022 due to an increase in the size of our commercial banking team and a general increase in sponsorships and business development activity. Insurance expense increased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to insurance costs related to bank buildings that are under construction.

Income Tax Expense

The Company recorded income tax expense of $1,445 (19.7 percent of pre-tax income) and $4,576 (18.9 percent of pre-tax income) for the three and nine months ended September 30, 2023, compared with $3,220 (21.7 percent of pre-tax income) and $10,675 (22.2 percent of pre-tax income) for the three and nine months ended September 30, 2022. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain from bank-owned life insurance, disallowed interest expense, and state income taxes. For the nine months ended September 30, 2022, income tax expense included a one-time increase in state income tax expense related to the June 2022 enactment of changes in the Iowa bank franchise tax rates. This legislation reduced the Iowa bank franchise tax rate applied to apportioned income for 2023 and future years. The future reduction in the state tax rate required the Company to reduce net deferred tax assets by $671 and in turn caused the one-time increase in 2022 tax expense.

Additionally, for the nine months ended September 30, 2023 a tax expense of $5 was recorded as a result of the decrease in fair value of restricted stock over the vesting period. For the nine months ended September 30, 2022, a tax benefit of $385 was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rates for the first nine months of 2023 and 2022 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $1,123 and $1,101, respectively.

FINANCIAL CONDITION

The Company had total assets of $3,701,900 as of September 30, 2023, compared to total assets of $3,613,218 as of December 31, 2022. Fluctuations in the balance sheet included increases in loans, premises and equipment, and borrowed funds and decreases in securities available for sale and deposits.

Securities

Securities available for sale decreased by $54,750 during the nine months ended September 30, 2023. This decrease was due to principal paydowns on securities and the decline in fair value of the securities available for sale resulting from the increase in market interest rates since December 31, 2022. Management concluded the unrealized losses are the result of increases in risk-free market interest rates since the securities were purchased and are not an indication of declining credit quality. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax. The Company expects the securities portfolio as a percentage of total assets to decrease over time as the proceeds from paydowns and maturities may be used for loan growth or repayment of borrowed funds.

As of September 30, 2023, approximately 62 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. We believe these securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Loans and Nonperforming Assets

Loans outstanding increased $106,941 from $2,742,836 as of December 31, 2022 to $2,849,777 as of September 30, 2023. Changes in the loan portfolio during the first nine months of 2023 included increases of $40,876 in commercial real estate loans and $36,239 in construction, land and land development loans. The Company continues to focus on business development efforts in all of its markets.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land development, and other land loans exceed 100 percent of total risk-based capital. Although the commercial real estate portfolio exceeded these regulatory guidelines as of September 30, 2023, they were within the Company's established policy limits and management believes that the Company has appropriate risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2022 was presented in the Company's Form 10-K filed with the SEC on February 23, 2023, and the Company has not experienced any material changes to that portfolio since December 31, 2022.

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	September 30, 2023	December 31, 2022	Change
Nonaccrual loans	$303	$322	$(19)
Loans past due 90 days and still accruing interest	—	—	—
Loan restructurings (1)	—	—	—
Total nonperforming loans	303	322	(19)
Other real estate owned	—	—	—
Total nonperforming assets	$303	$322	$(19)

Nonperforming loans to total loans	0.01%	0.01%	—%
Nonperforming assets to total assets	0.01%	0.01%	—%
(1)While loan restructurings made to borrowers experiencing financial difficulty (loan restructurings) are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. Loan restructurings on nonaccrual status are categorized as nonaccrual. There were no loan restructurings categorized as nonaccrual as of September 30, 2023 or December 31, 2022.

Premises and Equipment

The Company purchased land in the first quarter of 2022 for its new corporate headquarters to be located in West Des Moines, Iowa and construction began in the second quarter of 2022. Construction is expected to be completed in the second quarter of 2024. Additionally, construction of a new office in Mankato, Minnesota also began in the first quarter of 2022 and is expected to be completed in the fourth quarter of 2023.

Deposits

Deposits decreased $124,879, or 4.3 percent, during the first nine months of 2023. A portion of this decrease was attributable to a decrease in brokered deposits. Brokered deposits decreased to $237,047 at September 30, 2023, from $272,692 at December 31, 2022. Excluding brokered deposits, deposits decreased $89,234, or 3.4 percent, during the first nine months of 2023. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, fluctuations in our business customers' own liquidity needs and recent developments in the financial services industry. In particular, significant competition for deposits driven by high interest rate alternatives for depositors is currently impacting deposit fluctuations and increasing our cost of deposits.

West Bank participates in the IntraFi® ICS and CDARS reciprocal deposit network which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. As of September 30, 2023, estimated uninsured deposits, which excludes deposits in the IntraFi® reciprocal network, brokered deposits and public funds protected by state programs, were approximately 28.0 percent of total deposits.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Borrowed Funds

Federal funds purchased and other short-term borrowings increased from $200,000 at December 31, 2022 to $261,510 as of September 30, 2023. The fluctuations in the balances of federal funds purchased and other short-term borrowings is based on customer loan and deposit activity and the Company's balance sheet management objectives, which from time to time may require the Company to draw on the federal funds purchased lines with our correspondent banks, FHLB advances or other liquidity sources.

The Company had $315,000 of FHLB advances outstanding at September 30, 2023, $295,000 of which are one-month rolling advances hedged with long-term interest rate swaps. In the first nine months of 2023, the Company entered into seven additional long-term interest rate swap agreements hedging interest payments of one-month rolling funding with a total notional amount of $140,000. As of September 30, 2023, the Company had long-term interest rate swap agreements with a total notional amount of $295,000 to hedge the interest payments of one-month rolling funding consisting of FHLB advances or brokered deposits. These interest rate swaps have maturity dates ranging from August 2024 through June 2029 and fixed rates ranging from 1.69 percent to 4.65 percent. This strategy of hedging short-term rolling funding effectively provides fixed cost wholesale funding through the maturity dates of the various interest rate swaps.

Liquidity

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $20,621 as of September 30, 2023 compared with $26,539 as of December 31, 2022.

Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions, fluctuations in our business customers' own liquidity needs and recent developments in the financial services industry. The Company utilizes brokered deposits and other wholesale funding to supplement core deposit fluctuations and loan growth. Brokered deposits are obtained through various programs administered by IntraFi®, including IntraFi® Network Deposits and IntraFi® Funding, and through other third parties. At September 30, 2023, the Company had $237,047 in brokered deposits, which included fixed-rate deposits with terms through September 2024 and variable-rate deposits with terms through February 2025.

As of September 30, 2023, West Bank had additional borrowing capacity available from the FHLB of approximately $408,000, as well as approximately $3,000 through the Federal Reserve discount window, $35,000 through unsecured federal funds lines of credit with correspondent banks, and approximately $97,000 through the new Federal Reserve Bank Term Funding Program. The Bank Term Funding Program was established by the Federal Reserve in March 2023 to provide an additional source of liquidity against high-quality securities. As of September 30, 2023, West Bank had pledged approximately $97,000 in eligible securities to facilitate participation in the program. No funds were borrowed from the Federal Reserve discount window or Bank Term Funding Program during the nine months ended September 30, 2023. Net cash from operating activities contributed $18,044 to liquidity for the nine months ended September 30, 2023. Management believed that the combination of high levels of potentially liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity are sufficient to meet our liquidity and capital needs.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,811 and $3,431 as of September 30, 2023 and December 31, 2022, respectively.

West Bank entered into a construction contract in 2022 for the construction of a new headquarters building in West Des Moines, Iowa. West Bank will pay the contractor a contract price consisting of the cost of work plus a fee, subject to a guaranteed maximum price of $42,309, with anticipated construction completed in 2024. As of September 30, 2023, there was a remaining commitment of $18,625 under this contract. West Bank is also building a new office in Mankato, Minnesota to be completed in the fourth quarter of 2023, which had a remaining commitment of $2,023 as of September 30, 2023.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Capital

The Company's total stockholders' equity decreased to $203,933 at September 30, 2023 from $211,112 at December 31, 2022. The decrease was primarily the result of the increase in accumulated other comprehensive loss and the adjustment made upon the adoption of ASU 2016-13, partially offset by net income less dividends paid. The increase in accumulated other comprehensive loss is primarily the result of the negative effect that rising interest rates have had on the unrealized market value adjustment of our available for sale investment portfolio. While accumulated other comprehensive losses reduce tangible common equity, they have no impact on regulatory capital. At September 30, 2023, the Company's tangible common equity as a percent of tangible assets was 5.51 percent compared to 5.84 percent as of December 31, 2022.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2023.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
Total Capital (to Risk-Weighted Assets)
Consolidated	$418,004	11.96%	$279,615	8.00%	$366,995	10.50%	$349,519	10.00%
West Bank	450,074	12.89%	279,438	8.00%	366,762	10.50%	349,297	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	327,512	9.37%	209,711	6.00%	297,091	8.50%	279,615	8.00%
West Bank	419,582	12.01%	209,578	6.00%	296,902	8.50%	279,438	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	307,512	8.80%	157,283	4.50%	244,663	7.00%	227,187	6.50%
West Bank	419,582	12.01%	157,184	4.50%	244,508	7.00%	227,043	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	327,512	8.58%	152,692	4.00%	152,692	4.00%	190,865	5.00%
West Bank	419,582	11.00%	152,619	4.00%	152,619	4.00%	190,774	5.00%

As of December 31, 2022
Total Capital (to Risk-Weighted Assets)
Consolidated	$408,056	12.08%	$270,221	8.00%	$354,665	10.50%	$337,776	10.00%
West Bank	441,628	13.08%	270,053	8.00%	354,445	10.50%	337,566	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	322,583	9.55%	202,666	6.00%	287,110	8.50%	270,221	8.00%
West Bank	416,155	12.33%	202,540	6.00%	286,931	8.50%	270,053	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	302,583	8.96%	151,999	4.50%	236,443	7.00%	219,555	6.50%
West Bank	416,155	12.33%	151,905	4.50%	236,296	7.00%	219,418	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	322,583	8.81%	146,439	4.00%	146,439	4.00%	183,049	5.00%
West Bank	416,155	11.37%	146,367	4.00%	146,367	4.00%	182,958	5.00%

The Company and West Bank are subject to a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2023, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

The following table presents the estimated change in net interest income for one year under several scenarios of assumed interest rate changes for the rate shock levels shown. The changes in each interest rate scenario represents the difference between estimated net interest income in the unchanged interest rate scenario, or the base case, and the estimated net interest income in each of the alternative interest rate scenarios. The net interest income in each scenario is based on immediate parallel yield curve changes in the interest rates applied to a static balance sheet. These do not reflect earnings expectations of management.

	Net Interest Income at September 30, 2023
Change in Interest Rates	$ Change	% Change
300 basis points rising	$(10,761)	(14.24)%
200 basis points rising	(6,727)	(8.90)
100 basis points rising	(3,792)	(5.02)
100 basis points falling	3,907	5.17
200 basis points falling	6,564	8.69

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

West Bancorporation, Inc.
(Registrant)

October 26, 2023	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

October 26, 2023	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)