Form 10-K
period 2023-12-31
WEST BANCORPORATION INC
filed 2024-02-22
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023, was approximately $295,480,721 (based on the closing price on the Nasdaq Global Select Market on that date of $18.41).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the most recent practicable date, February 21, 2024.

16,725,094 shares of common stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which will be filed on or before March 5, 2024, is incorporated by reference into Part III hereof to the extent indicated in such Part.

(PAGE INTENTIONALLY LEFT BLANK)

West Bancorporation, Inc. and Subsidiary
“SAFE HARBOR” CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, including the effects of recent rate increases by the Federal Reserve; fluctuations in the values of the securities held in our investment portfolio, including as a result of rising interest rates; competitive pressures, including from non-bank competitors such as “fintech” companies and digital asset service providers; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards or regulatory requirements; the concentration of large deposits from certain clients, who have balances above current FDIC insurance limits; changes in local, national and international economic conditions, including rising rates of inflation and possible recession; the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in failure of those institutions; changes in legal and regulatory requirements, limitations and costs, including in response to the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank; changes in customers’ acceptance of the Company’s products and services; the occurrence of fraudulent activity, breaches or failures of our or our third-party partners’ information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, including the Israeli-Palestinian conflict and the Russian invasion of Ukraine; widespread disease or pandemics, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their businesses; changes to U.S. tax laws, regulations and guidance; potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election; talent and labor shortages; the new 1 percent excise tax on stock buybacks by publicly traded companies; and any other risks described in the “Risk Factors” sections of reports filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

General Development of Business

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA). The Company was formed in 1984 to own West Bank, an Iowa-chartered bank headquartered in West Des Moines, Iowa. West Bank is a business-focused community bank that was organized in 1893. The Company’s primary activity during 2023 was the ownership of West Bank. The Company’s and West Bank’s only business is banking, and therefore, no segment information is presented in this report.

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

West Bancorporation, Inc. and Subsidiary

During 2023, the Company received a number of financial performance recognitions, including the following:
•West Bancorporation received national recognition from investment bank and research firm Raymond James in the annual Raymond James Community Bankers Cup, which identifies America’s top performing publicly traded community banks with assets between $500 million and $10 billion. The Raymond James Community Bankers Cup recognizes the top 10 percent of exchange-traded community banks based on various profitability, operational efficiency, and balance sheet metrics. Raymond James ranked West Bancorporation number 13 in the nation for 2022. West Bancorporation has been recognized for this award nine out of the last ten years.
•S&P Global Market Intelligence ranked West Bancorporation as the 17th best-performing large community bank for 2022 among banks with assets between $3 billion and $10 billion. The rankings were based on various measures related to profitability, growth and asset quality. This was the third consecutive year that West Bancorporation was recognized on this list.
•West Bancorporation was recognized as one of the nation’s top 200 banks with assets between $2 billion and $10 billion by American Banker, based on three-year average return on equity as of December 31, 2022. West Bank ranked 18th overall on American Banker’s list and was the top ranked bank of the three Iowa and Minnesota banks on the list.
The Company continues to grow, as loans outstanding at the end of 2023 totaled $2.9 billion compared to $2.7 billion at the end of 2022, an increase of 6.7 percent. Total deposits increased 3.2 percent as of December 31, 2023 from the balances as of December 31, 2022. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. We anticipate that the current monetary policies of the Federal Reserve will continue to affect customer deposit activity and loan demand in 2024.
The Company declared and paid cash dividends on its common stock totaling $1.00 per share in 2023 and declared a $0.25 quarterly dividend on January 24, 2024, payable on February 21, 2024, to stockholders of record on February 7, 2024. The Company expects to continue paying regular quarterly dividends in the future. In the opinion of management, the capital position of the Company is strong. At December 31, 2023, the Company’s tangible common equity ratio was 5.88 percent compared to 5.84 percent at December 31, 2022. As of December 31, 2023 and 2022, the Company had no intangible assets or preferred stock outstanding. Additional information on capital can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company’s Business

West Bank provides full-service community banking and trust services to customers located primarily in the following metropolitan areas: Des Moines, Coralville and Iowa City, Iowa, and Rochester, Owatonna, Mankato and St. Cloud, Minnesota. West Bank has six offices in the Des Moines area, one office in Coralville, Iowa and one office in each of our four Minnesota markets. In 2023, West Bank completed construction of a permanent branch office in Mankato, Minnesota. Additionally, construction continued for the new headquarters building in West Des Moines, Iowa and is expected to be completed in the second quarter of 2024. West Bank offers many types of credit to its customers, including commercial, real estate and consumer loans. West Bank offers trust services, including the administration of estates, conservatorships, personal trusts and agency accounts.

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

West Bancorporation, Inc. and Subsidiary

As of December 31, 2023, we conducted banking operations through 11 locations in central and eastern Iowa and southern Minnesota. The economies in our market areas are well diversified. We believe that an important factor contributing to our historical performance and our ability to execute our strategic priorities is the vibrancy of our markets. Our markets are home to major financial services companies, healthcare systems, educational institutions, technology and agribusiness companies, and state and local governments. Our markets host major employers such as Principal Financial Group, Wells Fargo, Hy-Vee, John Deere, Mayo Clinic, University of Iowa, University of Iowa Health Care, MercyOne, UnityPoint Health, CentraCare Health Systems and IBM.

The markets in which we operate have generally experienced stable population growth over the past five years. Des Moines-West Des Moines is the largest metropolitan statistical area (MSA) in Iowa, while Iowa City and Coralville make up the fourth largest MSA in Iowa. Rochester and St. Cloud are the third and fourth largest MSAs in Minnesota. We believe our markets are stable and have weathered the economic challenges of the last few years relatively well. Unemployment rates in all our markets are below the national unemployment rate of 3.7 percent as of December 31, 2023, according to data from the U.S. Bureau of Labor Statistics.

The market areas served by West Bank are highly competitive with respect to both loans and deposits. West Bank competes with other commercial banks, credit unions, mortgage companies and other financial service providers, including financial technology (FinTech) companies. According to the Federal Deposit Insurance Corporation’s (FDIC) Summary of Deposits as of June 30, 2023, West Bank ranked eighth in the state of Iowa in terms of deposit share. Some of West Bank’s competitors are locally controlled, while others are regional, national or international companies. The larger, international, national or regional banks have certain competitive advantages due to their ability to undertake substantial advertising campaigns and allocate their investment assets to out-of-market geographic regions with potentially higher returns. Such banks also offer certain services, such as international and conduit financing transactions, which are not offered directly by West Bank. These larger banking organizations also have much higher legal lending limits than West Bank, and therefore, may be better able to service large regional, national and global commercial customers. The financial services industry has become even more competitive as a result of recent Federal Reserve rate increases and legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks, such as FinTech companies, to offer deposit and loan products and services traditionally provided by banks.

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

We believe that diversity encourages innovation and inclusion, and our team’s differences give us a competitive advantage. Our goal is to foster a culture in which those differences are valued and respected. Our team is made up of 181 full-time employees and 9 part-time employees. We are proud of our culturally and gender diverse workforce, with approximately 14 percent identifying as persons of color and approximately 59 percent as female.

West Bancorporation, Inc. and Subsidiary

We continue to invest in initiatives aimed at the growth and readiness of our workforce, including our West Bank Women’s Impact Network (WIN). Since 2014, WIN connects and expands relationships among women at West Bank with women in our communities and our customers. The network builds a system of sponsors and mentors to provide more opportunities for women in leadership at West Bank and furthers our impact on the community through support and sponsorship of women’s leadership initiatives. 20 percent of West Bank’s current executive management team and 48 percent of officers and department managers are women. Currently, women comprise 25 percent of the directors on our Board of Directors.

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

Our approach also promotes longevity in our workforce. The average tenure of our employees is over eight years. Approximately 19 percent have been with West Bank for 10-15 years and approximately 21 percent have been with West Bank for over 15 years. Non-teller turnover was approximately 10 percent in 2023, compared to 11 percent in 2022. We conduct periodic company-wide employee engagement surveys to assess employee satisfaction and engagement.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In the third quarter of 2016, we elected to operate as a financial holding company. In order to maintain our status as a financial holding company, both the Company and West Bank must be well-capitalized, well-managed, and have at least a satisfactory CRA rating. If the Federal Reserve determines that either the Company or West Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us that it deems appropriate. Furthermore, if non-compliance is based on the failure of West Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities. As of December 31, 2023, we retained our election as a financial holding company, but we have not engaged in any activity and do not own any assets for which a financial holding company designation was required. The election affords the ability to respond more quickly to market developments and opportunities.

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

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this is evidenced in its increases in the targeted federal funds rate throughout 2022 and 2023. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

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

Deposit Insurance. As an FDIC-insured institution, West Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions, like West Bank, that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 2.5 basis points to 32 basis points.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of estimated amount of total insured deposits. In the semiannual update in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline. Based on this update, the FDIC approved an increase in initial base deposit insurance assessment rate schedules by two basis points, applicable to all insured depository institutions. The increase was effective on January 1, 2023, applicable to the first quarterly assessment period of the 2023 assessment (January 1 through March 31, 2023).

In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank was approximately $16.3 billion, the FDIC adopted a special assessment for banks having deposits above $5 billion, at an annual rate of 13.4 basis points, beginning with the first quarterly assessment period of 2024 (January 1 through March 31, 2024) with an invoice payment date of June 28, 2024, and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Because West Bank’s uninsured deposits at December 31, 2023 were less than $5 billion, this special assessment does not apply.

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

West Bancorporation, Inc. and Subsidiary

In July 2023, federal banking agencies proposed a revision to capital rules that would apply to all banking organizations with $100 billion or more in total assets. The rules are intended to improve consistency of risk measurement in the capital rules for large banking organizations; apply the capital standards for large banking organizations to a broader set of large banking organizations to ensure regulatory capital is calculated in a consistent manner; require all large banking organizations to meet the supplementary leverage ratio requirements. Smaller banking organizations could be subject to the newly revised market risk capital rule if its trading assets and trading liabilities are at least $5 billion or at least 10 percent of its total assets, to satisfy minimum capital requirements. If finalized, the proposal would provide transition provisions to allow banking organizations sufficient time to adjust to the proposed requirements. Specifically, the proposal would phase in the requirements over three years, such that the new provisions would be fully implemented starting in the fourth year after the effective date of the rule.

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

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital if such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

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

West Bancorporation, Inc. and Subsidiary

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

As of December 31, 2023: (i) West Bank was not subject to a directive from Iowa Division of Banking or the FDIC to increase its capital and (ii) West Bank was well-capitalized, as defined by FDIC regulations. West Bank also was in compliance with the capital conservation buffer.

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

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (CBLR) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. West Bank has not elected to use the CBLR framework at this time.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like West Bank.

West Bancorporation, Inc. and Subsidiary

The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. Basel III includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

Although these tests do not, and will not, apply to West Bank, we continue to review our liquidity risk management policies in light of regulatory requirements and industry developments.

Dividend Payments. The primary source of funds for the Company is dividends from West Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division of Banking may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as West Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, West Bank exceeded its capital requirements under applicable guidelines as of December 31, 2023. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division of Banking may prohibit the payment of dividends by West Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that want to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—Bank Capital Requirements” above.

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

West Bancorporation, Inc. and Subsidiary

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

Community Reinvestment Act Requirements. The CRA requires West Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess West Bank’s record of meeting the credit needs of its communities. Applications for acquisitions would be affected by the evaluation of West Bank’s effectiveness in meeting its CRA requirements.

On October 24, 2023, the bank regulatory agencies issued a final rule to strengthen and modernize the CRA regulations (the CRA Rule), some of which is effective on April 1, 2024. The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. Management of West Bank is assessing the impact of the CRA Rule on its CRA lending and investment activities in its markets.

West Bancorporation, Inc. and Subsidiary

Anti-Money Laundering. The Bank Secrecy Act (BSA) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering/Countering the Financing of Terrorism (AML/CFT) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes.

The laws mandate financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

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

ADDITIONAL INFORMATION

The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266. As of April 15, 2024, the Company’s corporate headquarters will be located at 3330 Westown Parkway, West Des Moines, Iowa 50266. The Company’s telephone number is (515) 222-2300, and its internet address is www.westbankstrong.com. Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto are available for viewing or downloading free of charge from the Investor Relations section of the Company’s website as soon as reasonably practicable after the documents are filed with or furnished to the SEC. Copies of the Company’s filings with the SEC are also available from the SEC’s website (www.sec.gov) free of charge.

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

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect, such as fraud, or such as catastrophic events affecting certain industries. Moreover, such circumstances, including fraud, may become more likely to occur or be detected in periods of general economic uncertainty. We may also fail to receive full information with respect to the risks of a counterparty. In addition, in cases where we have extended credit against collateral, we may find that we are under-secured, for example, as a result of sudden declines in market values that reduce the value of collateral or due to fraud with respect to such collateral. If such events or circumstances were to occur, it could result in potential loss of revenue and have an adverse effect on our business, results of operations and financial condition.

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

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2023. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves higher loan principal amounts, and repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including decreases in office occupancy following the COVID-19 pandemic, or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flows and market values of the affected properties.

West Bancorporation, Inc. and Subsidiary

If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time of originating the loans, which could cause us to charge off all or a portion of the loans. This could lead to an increased provision for credit losses and adversely affect our operating results and financial condition.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The federal banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the CRE Guidance, a financial institution that, like West Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100 percent or more of total risk-based capital, or (ii) total reported loans secured by multifamily and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total risk-based capital. Based on these criteria, West Bank had concentrations of 90 percent and 417 percent, respectively, as of December 31, 2023. The purpose of the CRE Guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of commercial real estate concentrations. The CRE Guidance states that management should employ heightened risk management practices, including board and management oversight, strategic planning, development of underwriting standards, and risk assessment and monitoring through market analysis and stress testing. West Bank believes that its current risk management processes adequately address the regulatory guidance; however, there can be no guarantee of the effectiveness of the risk management processes on an ongoing basis.

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

Risks Related to Accounting Policies and Estimates

Our allowance for credit losses may be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for credit losses at a level we believe adequate to absorb current expected credit losses based on an analysis of the loan portfolio. The level of the allowance reflects management’s estimate of current expected losses in the portfolio as of the balance sheet date and is based on a cash flow-based model that considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.

Determination of the allowance is inherently subjective as it requires significant estimates and management’s judgment of credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Also, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance. Any increases in provisions will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2023, we had $121,787 of net unrealized losses in our securities portfolio. If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities. Our securities portfolio has an average duration of 6.2 years, so we expect an increase in unrealized losses in rising interest rate environments.

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

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our third-party partners or our clients, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our customers or third-party vendors, denial or degradation of service attacks, and malware or other cyber attacks.

West Bancorporation, Inc. and Subsidiary

There continues to be a rise in electronic fraudulent activity, security breaches and cyber attacks within the financial services industry, especially in the commercial banking sector due to cyber-criminals targeting commercial bank accounts, and as a result of increasingly sophisticated methods of conducting cyber attacks, including those employing artificial intelligence. Moreover, in recent periods, several large corporations, including financial institutions, third party partners specializing in providing services to financial institutions, and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

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

Furthermore, there has been heightened legislative and regulatory focus on privacy, data protection and information security. New or revised laws and regulations, including with respect to the use of artificial intelligence by financial institutions and service providers, may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, retention and safeguarding of customer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could adversely affect our business, financial condition or results of operations.

Issues with the use of artificial intelligence in our marketplace may result in reputational harm or liability, or could otherwise adversely affect our business.

Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into our products or those developed by our third-party partners. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Artificial intelligence algorithms may be flawed, for example datasets may contain biased information or otherwise be insufficient; and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses that products incorporating artificial intelligence assist in producing for us or our third-party partners are deficient, biased or inaccurate, we could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If we or our third-party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, we may experience competitive harm, potential legal liability and brand or reputational harm. In addition, we expect that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of our products and services and those developed by our third-party partners.

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

Other Risks Related to West Bank’s Operations

We are subject to liquidity risks.

West Bank maintains liquidity primarily through customer deposits and other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve discount window, brokered deposits and purchased federal funds. Additionally, the Federal Reserve established the Bank Term Funding Program, or BTFP, on March 12, 2023, offering qualifying banks loans of up to one year in length collateralized by qualifying assets, including U.S. securities valued at par, to serve as a source of additional liquidity against high-quality securities and reducing an institution’s need to quickly sell high-quality securities to meet liquidity needs. The Federal Reserve has announced that it is ending the BTFP and will cease making new loans under this program on March 11, 2024.

If economic influences change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, West Bank might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. If this were to occur and additional short-term borrowings or debt is needed for liquidity purposes in the future, there can be no assurance that such borrowings or debt would be available or, if available, would be on favorable terms. If we increase our short-term borrowings or debt, our cost of funds will increase, thereby reducing our net interest income, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in the Company or West Bank realizing losses. At December 31, 2023, our borrowed funds increased to $592.6 million, compared to $485.9 million at December 31, 2022. The increase included $140.0 million in FHLB advances associated with long-term interest rate swaps and $20.0 million in FHLB advances with a fixed interest rate, partially offset by a decrease of $49.7 million in federal funds purchased and other short-term borrowings. As a result, our cost of funds has increased and caused a decline in our net interest income and net interest margin in 2023, as compared to 2022. Although we believe West Bank’s current sources of funds are adequate for its liquidity needs, there can be no assurance in this regard for the future.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings. Additionally, we may be negatively affected by brand or reputational harm to other community banks or to the community banking industry.

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

Earnings in the banking industry, particularly the community bank segment, are substantially dependent on net interest income, which is the difference between interest earned on interest-earning assets (securities and loans) and interest paid on interest-bearing liabilities (deposits and borrowings). Interest rates are sensitive to many factors, including government monetary and fiscal policies, domestic and international economic and political conditions and competition. If interest rates continue to increase, banks will experience competitive pressures to further increase rates paid on deposits. If the Federal Reserve Federal Open Markets Committee (FOMC) further increases the targeted federal funds rates, overall interest rates likely will rise, which may negatively impact the entire national economy. In addition, our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other assets. Rising interest rates also may reduce the demand for loans and the value of fixed-rate securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

A large percentage of our securities have fixed interest rates and are classified as available for sale. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time. As interest rates have increased, our cost of funds has increased more rapidly than the yields on a substantial portion of our interest-earning assets. In addition, the market value of our securities portfolio has declined in recent periods. At December 31, 2023, we had $121,787 of net unrealized losses in the securities portfolio. In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities, primarily due to raising the rates we pay on some of our deposit products to stay competitive within our market, and an increase in borrowing costs from increases in the federal funds rate. Community banks, such as West Bank, rely more heavily than larger institutions on net interest income as a revenue source. Larger institutions generally have more diversified sources of noninterest income.

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

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the current conflicts between Russia and Ukraine and between Israel and Palestine, which are increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets and political systems. Sanctions imposed by the United States and other countries in response to such conflicts could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The specific consequences of the conflicts on our business are difficult to predict at this time, but in addition to inflationary pressures affecting our operations and those of our customers and borrowers, we may also experience an increase in cyberattacks against us, our customers and borrowers, service providers and other third parties.

West Bancorporation, Inc. and Subsidiary

Continued elevated levels of inflation could adversely impact our business, results of operations and financial condition.

The United States has recently experienced elevated levels of inflation, with the consumer price index climbing significantly in 2022. Inflationary pressures reduced in 2023 but remained elevated. Future inflation metrics are uncertain for 2024 and onward. Continued levels of inflation could have complex effects on our business, results of operations and financial condition, some of which could be materially adverse. For example, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

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

Current or proposed regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. In addition, political developments, including possible changes in law introduced by the Biden administration or the appointment of new personnel in regulatory agencies, add uncertainty to the implementation, scope and timing of regulatory reforms. These changes may also require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore materially and adversely affect our business, financial condition and results of operations.

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

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Effective use of technology increases efficiency and enables banks to better serve customers. Our future success depends, in part, on our ability and the ability of our third-party partners to effectively implement new technology. The widespread adoption of new technologies, including mobile banking services, artificial intelligence, cryptocurrencies and payment systems, could require us in the future to make substantial expenditures to modify or adapt our existing products and services as we grow and develop new products to satisfy our customers’ expectations and comply with regulatory guidance. Many of our larger competitors have substantially greater resources than we do to invest in technological improvements. As a result, they may be able to offer, or more quickly offer, additional or superior products that could put West Bank at a competitive disadvantage.

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

West Bancorporation, Inc. and Subsidiary

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

Furthermore, the long-term impacts of climate change could have a negative impact on our customers and their businesses, as well as the stability of our deposit base. Physical risks include extreme storms that damage or destroy property and inventory securing loans we make, or may interrupt our customers’ business operations, putting them in financial difficulty, and increasing the risk of default. Our customers are also facing changes in energy and commodity prices driven by climate change, as well as new regulatory requirements resulting in increased operational costs.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

2024 is a presidential election year. Changes in federal policy and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

As of December 31, 2023, the Company had $20.6 million in junior subordinated debentures outstanding that were issued to the Company’s subsidiary trust, West Bancorporation Capital Trust I, and $60.0 million aggregate principal amount outstanding of the Company’s 5.25% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Notes”). The junior subordinated debentures and the Notes are senior to the Company’s shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities (TPS)) and the Notes before any dividends can be paid on its common stock, and in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures and the Notes must be satisfied before any distributions can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years during which time no dividends may be paid to holders of the Company’s common stock. The Company’s ability to pay future distributions depends upon the earnings of West Bank and the issuance of dividends from West Bank to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the TPS are classified as a “dividend” by the Federal Reserve supervisory policies and therefore are subject to applicable restrictions and approvals imposed by the Federal Reserve Board.

There can be no assurances concerning continuing dividend payments.

Our common stockholders are only entitled to receive the dividends declared by our Board of Directors (the Board). Although we have historically paid quarterly dividends on our common stock, there can be no assurances that we will be able to continue to pay regular quarterly dividends or that any dividends we do declare will be in any particular amount. The primary source of money to pay our dividends comes from dividends paid to the Company by West Bank. West Bank’s ability to pay dividends to the Company is subject to, among other things, its earnings, financial condition and applicable regulations, which in some instances limit the amount that may be paid as dividends.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC staff.

West Bancorporation, Inc. and Subsidiary

ITEM 1C.  CYBERSECURITY

We rely extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking and accounting systems, use their own electronic information systems. Any of these systems can be compromised, including by employees, customers and other individuals who are authorized to use them, and bad actors using sophisticated and a constantly evolving set of software, tools and strategies to do so. The nature of our business, as a financial-services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue. See “Risks Related to Information Security and Business Interruption” section of the Risk Factors included in Item 1A of this Form 10-K for additional information.

Accordingly, we have devoted significant resources to assessing, identifying and managing risks associated with cybersecurity threats, including:

•Implementing an Information Security Program that establishes policies and procedures for security operations and governance;
•Establishing an Information Security Committee that is responsible for security administration, including conducting regular assessments of our information systems, existing controls, vulnerabilities and potential improvements;
•Implementing layers of controls and not allowing excessive reliance on any single control;
•Employing a variety of preventative and detective tools designed to monitor, block and provide alerts regarding suspicious activity;
•Continuously evaluating tools that can detect and help respond to cybersecurity threats in real-time;
•Leveraging people, processes and technology to manage and maintain cybersecurity controls;
•Maintaining a third party risk management program designed to identify, assess and manage risks associated with external service providers;
•Performing due diligence with respect to our third-party service providers, including their cybersecurity practices;
•Engaging third-party cybersecurity consultants, who conduct periodic penetration testing, vulnerability assessments and other procedures to identify potential weaknesses in our systems and processes; and
•Conducting periodic cybersecurity training for our employees and the Company’s Board.

The Information Security Program is a key part of our overall risk management system, which is administered by our Information Security Committee. The program includes administrative, technical and physical safeguards to help protect the security and confidentiality of customer records and information.

From time-to-time, we have identified cybersecurity threats that require us to make changes to our processes and to implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy, results of operations and financial condition.

The Company’s management team is responsible for the day-to-day management of cybersecurity risks we face and oversees the Information Security Committee. The Information Security Committee manages the oversight of the information security assessment, development of policies, standards and procedures, testing, training and security report processes for West Bank. The Information Security Committee is comprised of officers with the appropriate expertise and authority to oversee the Information Security Program.

In addition, the Company’s Board, both as a whole and through its Risk and Information Technology Committee (Risk Committee) is responsible for the oversight of risk management, including cybersecurity risks. In that role, the Company’s Board and the Risk Committee, with support from the Company’s management and third party cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and approves an information security program, vendor management policy (including third-party service providers), acceptable use policy, incident response policy and business continuity planning policy on an annual basis. All the aforementioned policies are developed and implemented by management of the Company. To carry out their duties, the Board receives updates from the Risk Committee regarding cybersecurity risks and the Company’s efforts to prevent, detect, mitigate and remediate any cybersecurity incidents on at least a quarterly basis.

West Bancorporation, Inc. and Subsidiary

ITEM 2.  PROPERTIES

The corporate office of the Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa, 50266. West Bank leases its main banking office, along with additional office space for operational departments. West Bank operates ten branch offices in addition to its main office. Four branch offices in the Des Moines, Iowa, metropolitan area are leased. Three of these branch offices are full-service locations, while one is a drive-up only, express location. West Bank also leases one full-service branch office in Owatonna, Minnesota. West Bank owns five full-service branch offices in Coralville and Waukee, Iowa, and Rochester, St. Cloud and Mankato, Minnesota. We believe each of our facilities is adequate to meet our needs.
In November 2023, the Company completed construction of a new office for its Mankato, Minnesota branch. At that time, the previously leased location was vacated.
West Bank is constructing a new corporate headquarters which is scheduled to open on April 15, 2024, at its new address of 3330 Westown Parkway, West Des Moines, Iowa 50266. Upon moving to the new corporate headquarters, our current headquarters will be vacated, which will coincide with its lease expiration.
ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor West Bank is party to any material pending legal proceedings, other than ordinary litigation incidental to West Bank’s business, and no property of these entities is the subject of any such proceeding. The Company does not know of any proceedings contemplated by a governmental authority against the Company or West Bank.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

West Bancorporation, Inc. and Subsidiary

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA”. There were 149 holders of record of the Company’s common stock as of February 16, 2024, and an estimated 4,000 additional beneficial holders whose stock was held in street name by brokerages or fiduciaries.  The closing price of the Company’s common stock was $17.63 on February 16, 2024.

Total cash dividends paid to common stockholders in both 2023 and 2022 were $1.00 per common share. Dividend declarations are evaluated and determined by the Board on a quarterly basis, and the dividends are paid quarterly. The Company intends to continue its policy of paying quarterly dividends; however, the ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company, as well as regulatory requirements of the Federal Reserve relating to the payment of dividends by bank holding companies. The ability of West Bank to pay dividends is governed by various statutes. These statutes provide that a bank may pay dividends only out of undivided profits. In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of dividends until the bank complies with all requirements that may be imposed by such authorities.

West Bancorporation, Inc. and Subsidiary

The following performance graph provides information regarding the cumulative, five-year return on an indexed basis of the common stock of the Company as compared with the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index prepared by S&P Global Market Intelligence. The indices assume the investment of $100 on December 31, 2018, in the common stock of the Company, the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index, with all dividends reinvested. The Company’s common stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
WTBA
Nasdaq Composite
S&P U.S. BMI Banks - Midwest Region Index

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
West Bancorporation, Inc.	100.00	139.47	109.93	183.00	156.60	137.21
Nasdaq Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. BMI Banks - Midwest Region Index	100.00	130.10	111.85	147.78	127.53	130.20
*Source: S&P Global Market Intelligence.  Used with permission.  All rights reserved.

West Bancorporation, Inc. and Subsidiary

ITEM 6.  Reserved.
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company’s financial highlights and key performance measures are presented in the table below.

	As of and for the Years Ended December 31,
	2023	2022	2021
Performance Ratios
Return on average assets	0.66%	1.32%	1.52%
Return on average equity	11.42%	20.71%	20.33%
Efficiency ratio (1)(2)	60.73%	43.70%	40.91%
Nonperforming assets/total assets (1)	0.01%	0.01%	0.26%
Net interest margin(2)	2.01%	2.76%	3.05%

Dividends and Per Share Data
Basic earnings per common share	$1.44	$2.79	$3.00
Diluted earnings per common share	1.44	2.76	2.95
Cash dividends per common share	1.00	1.00	0.94
Dividend payout ratio	69.21%	35.82%	31.33%
Dividend yield	4.72%	3.91%	3.03%

Operating Results and Year-End Balances
Net income	$24,137	$46,399	$49,607
Total assets	3,825,758	3,613,218	3,500,201
Securities available for sale	623,919	664,115	758,822
Loans	2,927,535	2,742,836	2,456,196
Deposits	2,973,779	2,880,408	3,016,005
Borrowings	592,637	485,855	199,866
Stockholders’ equity	225,043	211,112	260,328
Average equity to average assets ratio	5.77%	6.39%	7.46%
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

(1) A lower ratio is more desirable.
(2) As presented, this is a non-GAAP financial measure. For further information, refer to the section "Non-GAAP Financial Measures" of this item.

(dollars in thousands, except per share amounts)

The Company’s 2023 net income was $24,137, compared to $46,399 in 2022. Basic and diluted earnings per common share for 2023 were $1.44 and $1.44, respectively, compared to $2.79 and $2.76, respectively, in 2022. During 2023, we paid our common stockholders $16,704 ($1.00 per common share) in dividends compared to $16,619 ($1.00 per common share) in 2022. The dividend declared and paid in the first quarter of 2024 was $0.25 per common share.

Total assets were $3,825,758 at December 31, 2023, compared to $3,613,218 at December 31, 2022, a 5.9 percent increase. Our loan portfolio grew to $2,927,535 as of December 31, 2023, from $2,742,836 as of December 31, 2022. Deposits increased to $2,973,779 as of December 31, 2023, from $2,880,408 as of December 31, 2022.

The Company compares three key performance metrics to those of an identified peer group for evaluating its results. The peer group for 2023 consists of 22 Midwestern, publicly traded financial institutions including Bank First Corporation, Bridgewater Bancshares, Inc., ChoiceOne Financial Services, Inc., Civista Bancshares, Inc., CrossFirst Bankshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., HBT Financial, Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Macatawa Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. The Company is in the middle of the group in terms of asset size. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and nonperforming assets to total assets. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.	Peer Group Range
	As of and for the year ended December 31, 2023	As of and for the year ended December 31, 2023
Return on average equity	11.42%	1.85%-17.24%
Efficiency ratio(1)	60.73%	45.85%-70.02%
Nonperforming assets to total assets	0.01%	0.00%-0.73%

(1)    The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

The following discussion describes the consolidated operations and financial condition of the Company, including its subsidiary West Bank and West Bank’s special purpose subsidiaries. Results of operations for the year ended December 31, 2023 are compared to the results for the year ended December 31, 2022 and the consolidated financial condition of the Company as of December 31, 2023 is compared to December 31, 2022. Results of operations and financial condition for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2022 annual report on Form 10-K filed with the SEC on February 23, 2023.

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

The Company’s significant accounting policies are described in the Notes to Consolidated Financial Statements. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to the fair value of financial instruments and the allowance for credit losses.

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

Expected credit losses are reflected in the allowance for credit losses (ACL) through a charge to credit loss expense. When the Company deems all or a portion of a loan to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a loan is deemed uncollectible; however, generally speaking, a loan will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures expected credit losses of loans on a collective (pool) basis when the loans share similar risk characteristics and uses a cash flow based method to estimate expected credit losses for each of these pools. The Company’s methodology for estimating the ACL considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical experience was observed. Loans that do not share risk characteristics are evaluated on an individual basis.

The Company uses a cash flow based model to estimate expected credit losses for all loan segments. For each of the loan segments, the Company calculates a cash flow projection using contractual terms, estimated prepayment speeds, estimated curtailment rates, and other relevant data. The Company uses regression analysis that links historical losses of the Company and a peer group to two economic metrics: national unemployment rate and 10-year treasury rate over 2-year treasury rate spread to establish the loss rates applied to the projected cash flows. For all loan segments, the Company uses a forecast period of four quarters and reverts to a historical rate after four quarters. When estimating prepayment speed and curtailment rates, the modeling is based on historical internal data. In addition to the historical loss information, the Company utilizes qualitative factors to adjust the ACL as appropriate. Qualitative factors are based on management’s judgment of the changes in underlying loan composition of specific portfolios, trends relating to credit quality and collateral values, company-specific data, or effects of other factors such as market competition or legal and regulatory requirements.

The allowance for credit losses as of December 31, 2023 was $28,342, or 0.97 percent of outstanding loans, compared to $25,473, or 0.93 percent of outstanding loans as of December 31, 2022. The allowance for credit losses for 2023 was measured under the current expected credit losses, or CECL, model, while the allowance for credit losses for 2022 was measured under the previous incurred loss model.

(dollars in thousands, except per share amounts)

NON-GAAP FINANCIAL MEASURES

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis, and the presentation of the efficiency ratio on an adjusted and FTE basis, excluding certain income and expenses. Management believes these non-GAAP financial measures provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. These measures are considered standard measures of comparison within the banking industry. Additionally, management believes providing measures on an FTE basis enhances the comparability of income arising from taxable and nontaxable sources. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results. The following table reconciles the non-GAAP financial measures of net interest income and net interest margin on a fully taxable equivalent basis and efficiency ratio on an adjusted and FTE basis, to their most directly comparable measures under GAAP.

	As and for the Years Ended December 31
	2023	2022	2021
Reconciliation of net interest income and net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$69,031	$91,740	$95,059
Tax-equivalent adjustment(1)	491	1,122	1,202
Net interest income on an FTE basis (non-GAAP)	69,522	92,862	96,261
Average interest-earning assets	3,465,964	3,361,091	3,152,138
Net interest margin on an FTE basis (non-GAAP)	2.01%	2.76%	3.05%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$69,522	$92,862	$96,261
Noninterest income	10,066	10,208	9,729
Adjustment for realized securities (gains) losses, net	431	—	(51)
Adjustment for losses on disposal of premises and equipment, net	29	29	84
Adjusted income	80,048	103,099	106,023
Noninterest expense	48,611	45,051	43,380
Efficiency ratio on an adjusted and FTE basis (non-GAAP)(2)	60.73%	43.70%	40.91%
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

(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS - 2023 COMPARED TO 2022

OVERVIEW

Net income for the year ended December 31, 2023 was $24,137, compared to $46,399 for the year ended December 31, 2022. Basic and diluted earnings per common share for 2023 were $1.44 and $1.44, respectively, and were $2.79 and $2.76, respectively for 2022.

The decrease in net income in 2023 compared to 2022 was primarily due to the decrease in net interest income. Net interest income declined $22,709, or 24.7 percent, in 2023 compared to 2022. The decrease in net interest income was due to an increase in interest expense on deposits and borrowings that exceeded an increase in interest income on loans and securities, primarily due to rapidly rising short-term interest rates, an inverted yield curve and changes in funding mix.

The Company recorded a credit loss expense of $700 in 2023 compared to a credit loss expense of negative $2,500 in 2022. The credit loss expense recorded in 2023 was primarily due to loan growth. The negative credit loss expense recorded in 2022 was due to the reversal of a specific reserve on an impaired loan and the reduction of certain qualitative factors resulting from the sustained performance of loans after the expiration of COVID-19 modifications and continued improvement in classified loans. The credit loss expense recorded in 2023 was made under the current expected credit losses, or CECL, model, while the negative credit loss expense recorded in 2022 was made under the previous incurred loss model.

Noninterest income decreased $142, or 1.4 percent, in 2023 compared to 2022, primarily due to realized losses on the sales of securities and a decrease in loan swap fees, partially offset by a gain from bank-owned life insurance. Noninterest expense increased $3,560, or 7.9 percent, in 2023 compared to 2022, primarily due to increases in salaries and employee benefits, occupancy and equipment expense and FDIC insurance expense.

The Company’s ratio of nonperforming assets to total assets was 0.01 percent as of both December 31, 2023 and December 31, 2022. For more discussion on loan quality, see the “Loan Portfolio” and “Summary of the Allowance for Credit Losses” sections in this Item of this Form 10-K.

Net Interest Income

Net interest income decreased to $69,031 for 2023 from $91,740 for 2022, as the impact of the increase in average rates paid on and growth in average balances of interest-bearing liabilities exceeded the benefits of the growth in average balances and increase in average yields on interest-earning assets. The net interest margin for 2023 decreased 75 basis points to 2.01 percent, compared to 2.76 percent for 2022. The average yield on earning assets increased by 94 basis points, while the average rate paid on interest-bearing liabilities increased by 197 basis points. For additional analysis of net interest income, see the section captioned “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates; and Interest Differential” in this Item of this Form 10-K.

Credit Loss Expense, Allowance for Credit Losses, and Loan Quality

The allowance for credit losses, which totaled $28,342 as of December 31, 2023, represented 0.97 percent of total loans, compared to 0.93 percent as of December 31, 2022. The allowance for credit losses for 2023 was measured under the current expected credit losses, or CECL, model, while the allowance for credit losses for 2022 was measured under the previous incurred loss model. A credit loss expense of $700 was recorded in 2023, compared to a credit loss expense of negative $2,500 in 2022. The credit loss expense recorded in 2023 included an allocation of $500 to the allowance for credit losses related to loans and $200 to the allowance for credit losses related to unfunded commitments. This credit loss expense was primarily due to growth in loans and unfunded loan commitments. The negative credit loss expense recorded in 2022 was due to the reversal of a specific reserve on an impaired loan and the reduction of certain qualitative factors resulting from the sustained performance of loans after the expiration of COVID-19 modifications and continued improvement in classified loans. Management believed the allowance for credit losses at December 31, 2023 was adequate to absorb expected losses in the loan portfolio as of that date.

Nonperforming loans at December 31, 2023 totaled $296, or 0.01 percent of total loans, a slight decrease from $322, or 0.01 percent of total loans, at December 31, 2022. The decrease in nonperforming loans at December 31, 2023, compared to December 31, 2022, was due to scheduled payments made on the single loan included in the nonaccrual balance in both periods. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans that have been considered to be loan restructurings made to borrowers experiencing financial difficulty. The Company held no other real estate owned properties as of December 31, 2023 or 2022.

(dollars in thousands, except per share amounts)

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Years ended December 31
Noninterest income:	2023	2022	Change	Change %
Service charges on deposit accounts	$1,859	$2,194	$(335)	(15.3)%
Debit card usage fees	1,980	1,969	11	0.6%
Trust services	3,068	2,709	359	13.3%
Increase in cash value of bank-owned life insurance	1,044	964	80	8.3%
Gain from bank-owned life insurance	691	—	691	N/A
Loan swap fees	431	835	(404)	(48.4)%
Realized securities losses, net	(431)	—	(431)	N/A
Other income	1,424	1,537	(113)	(7.4)%
Total noninterest income	$10,066	$10,208	$(142)	(1.4)%
The decline in service charges on deposit accounts was primarily attributable to a higher earnings credit rate on commercial accounts. Revenue from trust services was higher in 2023 compared to 2022 primarily due to increases in one-time estate fees. An increase in trust assets and accounts since December 31, 2022 also contributed to the increase in trust service fees. The gain from bank-owned life insurance in 2023 was the result of a death benefit claim. Loan swap fees in 2023 and 2022 consist of fees earned in the back-to-back swap program. In 2023, the Company sold $11,285 of securities from the available for sale securities portfolio and realized a net loss of $431. The proceeds from this sale were reinvested in the loan portfolio.
Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2023	2022	Change	Change %
Salaries and employee benefits	$27,060	$25,838	$1,222	4.7%
Occupancy and equipment	5,507	4,913	594	12.1%
Data processing	2,790	2,597	193	7.4%
Technology and software	2,341	2,137	204	9.5%
FDIC insurance	1,750	996	754	75.7%
Professional fees	1,026	874	152	17.4%
Director fees	892	814	78	9.6%
Other expenses:
Business development	1,263	1,147	116	10.1%
Insurance expense	793	717	76	10.6%
Trust	622	539	83	15.4%
Consulting fees	257	339	(82)	(24.2)%
Charitable contributions	180	—	180	N/A
Marketing	163	246	(83)	(33.7)%
Low income housing projects amortization	589	540	49	9.1%
New markets tax credit project amortization and management fees	919	919	—	—%
All other	2,459	2,435	24	1.0%
Total other	7,245	6,882	363	5.3%
Total noninterest expense	$48,611	$45,051	$3,560	7.9%

(dollars in thousands, except per share amounts)

Salaries and employee benefits increased in 2023 compared to 2022 primarily due to wage increases in response to market conditions and competition in retaining and recruiting talent. Additionally, the number of full-time equivalent employees has increased with growth in our commercial banking team and information technology department. Occupancy and equipment expense increased in 2023 compared to 2022 primarily due to an increase in depreciation expense related to the new bank buildings in St. Cloud and Mankato, Minnesota, along with scheduled increases in rent expense on existing leases. FDIC insurance expense increased in 2023 when compared to 2022 primarily due to the FDIC’s increase in the minimum assessment rate, which was announced in 2022 and effective as of the first quarter of 2023. Business development expenses increased in 2023 due to an increase in the size of our commercial banking team and a general increase in sponsorships and business development activity.

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future (deferred taxes). Deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Federal income tax expense for 2023 and 2022 was $3,711 and $9,165, respectively, while state income tax expense was $1,938 and $3,833, respectively. The effective rate of income tax expense as a percent of income before income taxes was 18.9 percent and 21.9 percent, respectively, for 2023 and 2022. In 2022, income tax expense included a one-time increase in state income tax expense related to the June 2022 enactment of changes in the Iowa bank franchise tax rates. This legislation reduced the Iowa bank franchise tax rate applied to apportioned income for 2023 and future years. The future reduction in the state tax rate required the Company to reduce net deferred tax assets by $671 and in turn caused the one-time increase in 2022 tax expense.

The effective income tax rates differ from the federal statutory income tax rates primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain from bank-owned life insurance, disallowed interest expense, stock compensation and state income taxes. The effective tax rate for both 2023 and 2022 was also impacted by federal income tax credits, including low income housing tax credits and a new markets tax credit from West Bank’s investment in a qualified community development entity, of approximately $1,498 and $1,468, respectively. The Company continues to maintain a valuation allowance against the tax effect of state net operating losses carryforwards as management believes it is likely that such carryforwards will expire without being utilized.

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

	2023			2022			2021
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (1) (2)
Commercial	$520,116	$32,067	6.17%	$487,151	$22,742	4.67%	$525,228	$23,365	4.45%
Real estate (3)	2,270,662	110,431	4.86%	2,061,777	84,523	4.10%	1,796,118	72,579	4.04%
Consumer and other	9,478	665	7.02%	5,748	282	4.91%	4,193	182	4.34%
Total loans	2,800,256	143,163	5.11%	2,554,676	107,547	4.21%	2,325,539	96,126	4.13%
Securities:
Taxable	516,118	13,696	2.65%	592,186	12,524	2.11%	450,910	8,542	1.89%
Tax-exempt (3)	146,734	3,768	2.57%	155,803	4,197	2.69%	141,816	3,522	2.48%
Total securities	662,852	17,464	2.63%	747,989	16,721	2.24%	592,726	12,064	2.04%
Interest-bearing deposits	2,856	169	5.94%	58,426	203	0.35%	233,873	292	0.12%
Total interest-earning assets (3)	3,465,964	160,796	4.64%	3,361,091	124,471	3.70%	3,152,138	108,482	3.44%
Noninterest-earning assets:
Cash and due from banks	23,139			23,842			41,141
Premises and equipment, net	67,281			43,299			31,291
Other, less allowance for
credit losses	106,194			80,553			46,612
Total noninterest-earning assets	196,614			147,694			119,044
Total assets	$3,662,578			$3,508,785			$3,271,182

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$467,174	6,984	1.49%	$505,889	2,458	0.49%	$477,988	769	0.16%
Savings and money market	1,357,675	43,569	3.21%	1,452,034	15,814	1.09%	1,413,878	5,641	0.40%
Time	424,320	16,243	3.83%	291,732	4,357	1.49%	208,164	1,538	0.74%
Total deposits	2,249,169	66,796	2.97%	2,249,655	22,629	1.01%	2,100,030	7,948	0.38%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	194,802	9,532	4.89%	62,901	1,764	2.80%	4,620	5	0.11%
Subordinated notes, net	79,501	4,442	5.59%	52,873	2,867	5.42%	20,458	1,008	4.93%
Federal Home Loan Bank
advances	265,644	7,694	2.90%	128,863	2,669	2.07%	140,274	2,944	2.10%
Long-term debt	49,938	2,810	5.63%	51,489	1,680	3.26%	20,995	316	1.51%
Total borrowed funds	589,885	24,478	4.15%	296,126	8,980	3.03%	186,347	4,273	2.29%
Total interest-bearing liabilities	2,839,054	91,274	3.21%	2,545,781	31,609	1.24%	2,286,377	12,221	0.53%
Noninterest-bearing liabilities:
Demand deposits	586,903			708,667			709,009
Other liabilities	25,218			30,284			31,783
Stockholders’ equity	211,403			224,053			244,013
Total liabilities and
stockholders’ equity	$3,662,578			$3,508,785			$3,271,182

Net interest income (4)/net interest spread (3)		$69,522	1.43%		$92,862	2.46%		$96,261	2.91%
Net interest margin (3) (4)			2.01%			2.76%			3.05%
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

(dollars in thousands, except per share amounts)

Net Interest Income

The Company’s largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities. The Federal Reserve increased the target federal funds interest rate by a total of 425 basis points in 2022 and an additional 100 basis points in 2023. The potential for additional target federal funds interest rate changes in 2024 is unknown at this time. The increases that occurred throughout 2022 and 2023 have had a significant impact on the comparability of net interest income between 2023, 2022 and 2021.

Net interest margin on an FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. For the years ended December 31, 2023, 2022 and 2021, the Company’s net interest margin on a tax-equivalent basis was 2.01, 2.76 and 3.05 percent, respectively. Tax-equivalent net interest income decreased $23,340 in 2023 compared to 2022.

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

	2023 Compared to 2022			2022 Compared to 2021
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$1,625	$7,700	$9,325	$(1,744)	$1,121	$(623)
Real estate (2)	9,125	16,783	25,908	10,877	1,067	11,944
Consumer and other	230	153	383	74	26	100
Total loans (including fees)	10,980	24,636	35,616	9,207	2,214	11,421
Securities:
Taxable	(1,746)	2,918	1,172	2,903	1,079	3,982
Tax-exempt (2)	(238)	(191)	(429)	363	312	675
Total securities	(1,984)	2,727	743	3,266	1,391	4,657
Interest-bearing deposits	(366)	332	(34)	(335)	246	(89)
Total interest income (2)	8,630	27,695	36,325	12,138	3,851	15,989
Interest Expense
Deposits:
Interest-bearing demand	(202)	4,728	4,526	47	1,642	1,689
Savings and money market	(1,092)	28,847	27,755	156	10,017	10,173
Time	2,677	9,209	11,886	795	2,024	2,819
Total deposits	1,383	42,784	44,167	998	13,683	14,681
Borrowed funds:
Federal funds purchased and
other short-term borrowings	5,732	2,036	7,768	591	1,168	1,759
Subordinated debt, net	1,485	90	1,575	1,748	111	1,859
Federal Home Loan Bank advances	3,654	1,371	5,025	(237)	(38)	(275)
Long-term debt	(52)	1,182	1,130	756	608	1,364
Total borrowed funds	10,819	4,679	15,498	2,858	1,849	4,707
Total interest expense	12,202	47,463	59,665	3,856	15,532	19,388
Net interest income (2) (3)	$(3,572)	$(19,768)	$(23,340)	$8,282	$(11,681)	$(3,399)
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

(dollars in thousands, except per share amounts)

Tax-equivalent interest income and fees on loans increased $35,616 for the year ended December 31, 2023, compared to 2022. The improvement was primarily due to an increase in the average yield on loans of 90 basis points in 2023 compared to 2022. Rising market interest rates have resulted in increasing rates on variable-rate loans and higher interest rates on loan renewals and new originations compared to existing portfolio rates. Additionally, the average balance of loans increased $245,580 in 2023 compared to 2022.

The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio’s loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The yield on the loan portfolio is expected to increase in a rising rate environment as variable-rate loans reprice at higher rates and fixed rate loan renewals and new originations are priced at prevailing market rates, which exceed the average rate on existing fixed rate loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

Tax-equivalent interest income on securities increased $743 for the year ended December 31, 2023, compared to 2022. The average balance of securities available for sale in 2023 was $85,137 lower than in 2022, primarily due to principal paydowns on securities, sales of securities, and the decline in fair value of available for sale securities during 2023 resulting from the increase in market interest rates during 2023. The yield on available for sale securities increased by 39 basis points in 2023 compared to 2022.

Interest expense on deposits increased $44,167 for the year ended December 31, 2023, compared to 2022. The average balance of interest bearing deposits decreased $486 in 2023 compared to 2022. The rates paid on deposits increased 196 basis points in 2023 compared to 2022. The increase in the cost of deposits was primarily due to increases in deposit rates in response to increases in the target federal funds rate and market interest rates, increased competition for deposit balances, and changes in deposit mix. The Federal Reserve increased the target federal funds rate by a total of 425 basis points in 2022 and an additional 100 basis points in 2023. These increases have had an adverse impact on the cost of deposits and have increased market competition.

Interest expense on borrowed funds increased $15,498 for the year ended December 31, 2023, compared to 2022. The average balance of borrowed funds increased $293,759 in 2023 compared to 2022. The Company issued $60,000 of subordinated debt in June 2022. Additionally, average balances of federal funds purchased and other short-term borrowings increased $131,901 in 2023 compared to 2022. The average rate paid on federal funds purchased and other short-term borrowings increased 209 basis points in 2023 compared to 2022. This increase in average rates paid on federal funds purchased and other short-term borrowings was driven by the increases in the target federal funds rate by the Federal Reserve. The average balances of FHLB advances increased by $136,781 in 2023 compared to 2022. This increase in average balances was primarily due to increases in our rolling funding program whereby rolling one-month FHLB advances are hedged with long-term interest rate swap agreements to provide long-term fixed cost wholesale funding. The average rate paid on FHLB advances increased 83 basis points in 2023 compared to 2022.

SECURITIES PORTFOLIO

The balance of securities available for sale decreased by $40,196 as of December 31, 2023, compared to December 31, 2022. This decrease was primarily due to principal paydowns on securities and a sale of $11,285 of securities in the fourth quarter of 2023. The proceeds from this sale were reinvested into the loan portfolio. The Company expects the securities portfolio as a percentage of total assets to decrease over time as the proceeds from paydowns and maturities may be used for loan growth or repayment of borrowed funds.

As of December 31, 2023, approximately 61 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. We believe those securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities. All collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA), or the Small Business Administration (SBA). The securities issued by state and political subdivisions are diversified among municipalities in 26 states.

The following table sets forth the weighted average yield by contractual maturity by security type as of December 31, 2023. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The collateralized mortgage obligations and mortgage-backed securities have monthly paydowns that are not reflected in the table.

(dollars in thousands, except per share amounts)

	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
Securities available for sale:
State and political subdivisions (1)	—%	—%	1.93%	2.15%	2.13%
Collateralized mortgage obligations	—	—	2.38	1.56	1.56
Mortgage-backed securities	—	1.45	1.61	1.65	1.63
Collateralized loan obligations	—	—	7.35	—	7.35
Corporate notes	—	—	3.26	—	3.26
	—%	1.45%	4.07%	1.77%	2.07%
(1)    Yields on tax-exempt obligations have been computed on a tax-equivalent basis using a federal income tax rate of 21 percent and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities.

Total gross unrealized losses in the securities available for sale portfolio were $121,806 at December 31, 2023 compared to $138,736 at December 31, 2022. As of December 31, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of December 31, 2023, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. Management concluded that the unrealized losses in the portfolio are the result of increases in risk-free market interest rates since the securities were purchased and are not an indication of declining credit quality. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax.

For additional information regarding the Company’s securities portfolio, see Note 3 and Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

LOAN PORTFOLIO
The Company seeks to create growth in commercial lending, which primarily includes commercial real estate, multi-family, and commercial and industrial lending, by offering customer-focused products and competitive pricing and by capitalizing on the positive trends in its market areas. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry. As of December 31, 2023, total loans were approximately 98.4 percent of total deposits and 76.5 percent of total assets.

Loans outstanding at the end of 2023 increased 6.7 percent compared to the end of 2022. Changes in the loan portfolio during 2023 included increases of $82,570 in commercial real estate loans, $50,463 in construction, land and land development loans and $31,477 in 1-4 family residential first mortgage loans. The Company continues to focus on business development efforts in all of its markets. We believe that loan growth could slow down in 2024 as a result of uncertainty and diversity in economic outlooks, labor and wage challenges and the impact of higher interest rates on overall cash flows and debt service capabilities.

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

The Company follows a loan policy approved by West Bank’s Board of Directors. The loan policy is reviewed at least annually and is updated as considered necessary. The policy establishes lending limits, review criteria and other guidelines for loan administration and the allowance for credit losses, among other things. Loans are approved in accordance with the applicable guidelines and underwriting policies. Loans to any one borrower are limited by state banking laws. Loan officer lending authorities vary according to the individual loan officer’s experience and expertise.

As of December 31, 2023 and 2022, there were no loans that were past due 30 days or more.

Nonperforming loans declined slightly to $296 at December 31, 2023, compared to $322 at December 31, 2022. The decrease was due to scheduled payments made on the one loan that was included in nonaccrual loans in both periods.

(dollars in thousands, except per share amounts)

The watch classification of loans decreased to $144 as of December 31, 2023 from $54,231 as of December 31, 2022. Commercial real estate loans of approximately $52,600 were upgraded and removed from the watch list during the second quarter of 2023. These loans related to one borrowing relationship that had been downgraded during the COVID-19 pandemic. The upgrade resulted from the borrowers’ ability to return to normal operations and financial performance for an extended period of time.

Loans Secured by Real Estate

The commercial real estate market continues to be a significant source of business for West Bank. Management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio. The Company has an established lending policy which includes a number of underwriting factors to be considered in making a commercial real estate loan, including, but not limited to, location, loan-to-value ratio (LTV), cash flow and debt service coverage, collateral and the credit history and expertise of the borrower. The lending policy also includes guidelines for real estate appraisals and evaluations, including minimum appraisal and evaluation standards.

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

The Bank’s Executive Loan Committee (ELC), which is made up of the Chief Executive Officer, Bank President, Chief Risk Officer, Minnesota Group President, Chief Credit Officer and Credit Department Manager, approves all commercial loan relationships in excess of $500 in total credit exposure and annually reviews all commercial loan relationships of $1,000 and greater. Credit approval authorities for individual officers are reviewed, at least annually, by the ELC and approved by the Board of Directors.

Executive management regularly reviews available market data. Commercial real estate portfolio monitoring practices include quarterly stress testing and quarterly trend analysis of underwriting exceptions, average loan-to-value and average debt service coverage for significant real estate segments.

The Company maintains an annual independent loan review program. The Company engages a third party to evaluate credit quality, assigned risk ratings, underwriting standards and collateral documentation. The review covers a significant portion of the loan portfolio and is carried out on a semi-annual basis. Findings are reported to the ELC and the Board of Directors. The Company also maintains an internal loan audit department that performs certain pre- and post-closing procedural and documentation reviews. The internal findings are reported quarterly to the ELC.

(dollars in thousands, except per share amounts)

Commercial loans secured by real estate, including construction, land and land development, totaled $2,267,987, or 77.4 percent of total loans, at December 31, 2023. Non-owner occupied commercial real estate loan concentrations and the weighted average LTV by property type as of December 31, 2023 and 2022 are shown in the following table. LTV is determined using the maximum credit exposure of the loan compared to the most recent appraisal data on the property obtained in accordance with the Company’s lending policies.

	As of December 31
	2023			2022
	Balance	% of Non-owner Occupied CRE	Weighted Average LTV	Balance	% of Non-owner Occupied CRE	Weighted Average LTV
Non-owner occupied:
Multifamily	$453,958	24.2%	69%	$371,224	21.0%	69%
Medical & senior care facilities	225,314	12.0	63	249,127	14.1	65
Warehouse & trucking	167,030	8.9	63	169,462	9.6	67
Hotels	251,497	13.4	66	216,539	12.3	68
Mixed use	96,488	5.2	67	100,985	5.7	67
Offices	137,468	7.4	70	139,163	7.9	71
Land for development	110,874	5.9	64	114,428	6.5	62
All other	430,515	23.0	not available	405,261	22.9	not available
	$1,873,144	100.0%		$1,766,189	100.0%

The following table summarizes non-owner occupied commercial real estate loans by property type by risk rating as of December 31, 2023. Risk ratings are defined in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	As of December 31, 2023
	Risk Rating
	Total	1-3	4	5	6	7	8
Non-owner occupied:
Multifamily	$453,958	$30,893	$339,817	$83,248	$—	$—	$—
Medical & senior care facilities	225,314	70,896	123,680	30,738	—	—	—
Warehouse & trucking	167,030	55,593	95,616	15,821	—	—	—
Hotel	251,497	—	151,957	99,540	—	—	—
Mixed use	96,488	13,280	55,965	27,243	—	—	—
Offices	137,468	16,566	100,891	20,011	—	—	—
Land for development	110,874	2,025	105,746	3,103	—	—	—
All other	430,515	67,516	358,307	4,692	—	—	—
	$1,873,144	$256,769	$1,331,979	$284,396	$—	$—	$—

As of December 31, 2023, there were no non-owner occupied commercial real estate loans that were past due 30 days or more.

(dollars in thousands, except per share amounts)

Maturities of Loans

The contractual maturities of the Company’s loan portfolio are shown in the following tables. Actual repayments may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

	As of December 31, 2023
	Within one year	After one but within five years	After five but within 15 years	After 15 years	Total
Commercial	$166,171	$270,955	$94,468	$—	$531,594
Real estate:
Construction, land and land development	195,018	187,346	31,113	—	413,477
1-4 family residential first mortgages	7,309	98,127	1,252	—	106,688
Home equity	5,310	9,308	—	—	14,618
Commercial	118,043	1,128,177	571,850	36,440	1,854,510
Consumer and other	6,314	4,616	—	—	10,930
	$498,165	$1,698,529	$698,683	$36,440	$2,931,817

		After one but within five years	After five but within 15 years	After 15 years
Loan maturities after one year with:
Fixed rates
Commercial		$185,004	$39,956	$—
Real estate:
Construction, land and land development		110,911	11,964	—
1-4 family residential first mortgages		80,432	1,198	—
Home equity		3,365	—	—
Commercial		1,095,562	342,677	11,803
Consumer and other		1,537	—	—
Total fixed-rate loans		1,476,811	395,795	11,803

Variable rates
Commercial		85,951	54,512	—
Real estate:
Construction, land and land development		76,435	19,149	—
1-4 family residential first mortgages		17,695	54	—
Home equity		5,943	—	—
Commercial		32,615	229,173	24,637
Consumer and other		3,079	—	—
Total variable-rate loans		221,718	302,888	24,637
		$1,698,529	$698,683	$36,440
SUMMARY OF THE ALLOWANCE FOR CREDIT LOSSES

The Company adopted FASB Accounting Standards Update (ASU) No. 2016-13 effective January 1, 2023 using the modified retrospective method for financial assets measured at amortized cost and off-balance sheet credit exposures. See Notes 1 and 4 to the Financial Statements included in Item 8 of this Form 10-K for additional information.

The credit loss expense recorded on the income statement includes charges made to earnings to maintain an adequate allowance for credit losses. The adequacy of the allowance for credit losses is evaluated quarterly by management and reviewed by the Board. The allowance for credit losses is management’s estimate of expected lifetime losses in the loan portfolio as of the balance sheet date.

(dollars in thousands, except per share amounts)

Factors considered by management in establishing an appropriate allowance include: the borrower’s financial condition; the value and adequacy of loan collateral; the condition of the local economy and the borrower’s specific industry; the levels and trends of loans by segment; and a review of delinquent and classified loans. The quarterly evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given economic conditions, and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the borrower’s cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company’s concentration risks include geographic concentration in central and eastern Iowa and southern Minnesota. The local economies are composed primarily of major financial services companies, healthcare providers, educational institutions, technology and agribusiness companies, and state and local governments.

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

While management uses available information to recognize credit losses, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances, changes in the overall economy in the markets we currently serve, or later acquired information. Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio. In addition, regulatory agencies, as integral parts of their examination processes, periodically review the credit quality of the loan portfolio and the level of the allowance for credit losses. Such agencies may require West Bank to recognize additional charge-offs or provisions for credit losses based on such agencies’ review of information available to them at the time of their examinations.
The following table shows the ratio of net (charge-offs) recoveries to loans outstanding, broken out by loan segment, along with ratios of the allowance and nonaccrual loans to total loans at the end of the period.

	Analysis of the Allowance for Credit Losses for the Years Ended December 31
	2023	2022	2021
Ratio of net (charge-offs) recoveries during the
period to average loans outstanding by segment:
Commercial	—%	—%	0.02%
Real estate:
Construction, land and land development	—	—	—
1-4 family residential first mortgages	—	—	—
Home equity	—	—	—
Commercial	—	(0.02)%	—
Consumer and other	—	—	—
Total	0.00%	(0.02)%	0.02%
Ratio of allowance for credit losses to total
loans at the end of period	0.97%	0.93%	1.15%
Ratio of nonaccrual loans to total loans at
end of period	0.01%	0.01%	0.36%
Ratio of allowance for credit losses to total
nonaccrual loans at the end of period	9,575.00%	7,910.87%	316.99%
Ratio of net (charge-offs) recoveries to total
loans at end of period	0.00%	(0.01)%	0.02%
(1) As presented, this is a non-GAAP financial measure. For further information, refer to the section “Non-GAAP Financial Measures” of this item.

(dollars in thousands, except per share amounts)

The following table sets forth information concerning the Company’s allocation of the allowance for credit losses by loan segment as of the dates indicated.

	As of December 31
	2023		2022		2021
	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$5,291	18.13%	$4,804	18.90%	$4,776	20.03%
Real estate:
Construction, land
and land development	3,668	14.11	3,548	13.21	3,646	14.60
1-4 family residential
first mortgages	704	3.64	357	2.74	339	2.69
Home equity	142	0.50	101	0.38	91	0.34
Commercial	18,420	63.25	16,575	64.50	19,466	62.19
Consumer and other	117	0.37	88	0.27	46	0.15
	$28,342	100.00%	$25,473	100.00%	$28,364	100.00%
* Percent of loans in each category to total loans.

As of December 31, 2023 there was no allowance for credit losses related to loans individually evaluated for credit losses. As of December 31, 2022, there were no specific reserves related to loans individually evaluated for impairment. The portion of the allowance for credit losses related to loans collectively evaluated for credit losses increased to $28,342, or 0.97 percent of outstanding loans as of December 31, 2023, compared to $25,473, or 0.93 percent of outstanding loans as of December 31, 2022. The increase was primarily due to the $2,458 adjustment to the allowance on January 1, 2023 related to the adoption of ASU No. 2016-13, also known as the current expected credit loss, or CECL, standard. Additionally, there was a credit loss expense of $500 related to loans for the year ended December 31, 2023, which was due primarily to loan growth. The provision for loan losses recorded in 2022 was negative $2,500. This negative provision in 2022 was due to the reversal of a specific reserve on an impaired loan and the reduction of certain qualitative factors resulting from the sustained performance of loans after the expiration of COVID-19 modifications and continued improvement in classified loans. Management believed the allowance for credit losses as of December 31, 2023 was adequate to absorb the expected losses in the portfolio as of that date.

DEPOSITS

Deposits totaled $2,973,779 as of December 31, 2023, which was an increase of 3.2 percent compared to December 31, 2022. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, fluctuations in our business customers’ own liquidity needs and recent developments in the financial services industry. In particular, significant competition for deposits driven by high interest rate alternatives for depositors is currently impacting deposit fluctuations and increasing our cost of deposits.

At December 31, 2023, the Company had $305,411 in brokered deposits, compared to $272,691 at December 31, 2022. Brokered deposits included fixed-rate time deposits with maturities through December 2025 and variable-rate deposits with terms through February 2025. Brokered deposits are utilized, along with other wholesale funding sources, to fund loan growth and offset core deposit outflows.

(dollars in thousands, except per share amounts)

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2023		2022		2021
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$586,903	—%	$708,667	—%	$709,009	—%
Interest-bearing demand:
Insured cash sweep	137,027	2.48	139,807	0.80	125,402	0.34
Other interest-bearing demand	330,147	1.09	366,082	0.37	352,586	0.10
Money market:
Insured cash sweep	249,574	3.58	323,970	1.01	308,136	0.36
Other money market	973,853	3.47	967,953	1.26	959,314	0.45
Savings	134,248	0.61	160,111	0.24	146,428	0.14
Time	424,320	3.83	291,732	1.49	208,164	0.74
	$2,836,072		$2,958,322		$2,809,039
Management believes interest rates on deposits could continue to increase in 2024 in response to ongoing competition for deposit balances and high short-term market rates. To limit the Company’s exposure to market interest rate changes, interest rate swaps are in place on $110,000 of deposit balances that effectively convert certain customer deposits with variable rates to fixed-rate instruments.
Approximately 93 percent of the total time deposits issued by West Bank mature in the next year, including brokered time deposits. It is anticipated that a significant portion of the core time deposits will be renewed. In the event a substantial volume of core time deposits are not renewed, management believes the Company has sufficient liquid assets and funding sources to offset the potential runoff.
The following table shows the amounts and remaining maturities of time deposits with balances of $100 or more as of December 31, 2023.

3 months or less	$231,110
Over 3 through 6 months	123,674
Over 6 through 12 months	91,151
Over 12 months	28,283
$474,218
West Bank participates in the IntraFi® ICS and CDARS reciprocal deposit network, which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. We consider these reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. Time deposits as of December 31, 2023 and 2022, included $152,160 and $122,915, respectively, of reciprocal deposits. Included in total deposits as of December 31, 2023 and 2022, were $165,858 and $155,888, respectively, of reciprocal interest-bearing checking and $254,504 and $186,160, respectively, of reciprocal money market deposits.

Total estimated uninsured deposits were $1,435,406, $1,412,955 and $1,312,933 as of December 31, 2023, 2022 and 2021, respectively. The uninsured deposit amounts are estimated based on the methodologies and assumptions used for regulatory reporting requirements and include brokered funds and collateralized public unit deposits. The following table shows the amount of time deposits in excess of the insurance limit by maturity.

3 months or less	$148,585
Over 3 through 6 months	65,890
Over 6 through 12 months	27,038
Over 12 months	24,538
$266,051

(dollars in thousands, except per share amounts)

BORROWED FUNDS

The fluctuation in the balances of federal funds purchased and other short-term borrowings is based on customer loan and deposit activity and the Company’s balance sheet management objectives, which from time to time may require the Company to draw on the federal funds purchased lines with our correspondent banks or FHLB advances. Federal funds purchased and other short-term borrowings decreased from $200,000 as of December 31, 2022 to $150,270 as of December 31, 2023.

The Company had $315,000 of FHLB advances outstanding at December 31, 2023, compared to $155,000 at December 31, 2022. During 2023, the Company increased its rolling funding program by entering into seven long-term interest rate swap agreements hedging interest payments of one-month rolling funding with a total notional amount of $140,000. As of December 31, 2023, the Company’s rolling funding program, funded with short-term FHLB advances and hedged with long-term interest rate swaps, totaled $295,000. These interest rate swaps have maturity dates ranging from August 2024 through June 2029 and fixed rates ranging from 1.69 percent to 4.65 percent. This strategy of hedging short-term rolling funding effectively provides fixed cost wholesale funding through the maturity dates of the various interest rate swaps.

In December 2021, the Company entered into a credit agreement with an unaffiliated commercial bank and borrowed $40,000. This credit agreement replaced a prior credit agreement with the same commercial bank that had a remaining balance of $5,500. The additional borrowing was used to make a capital injection into the Company’s subsidiary, West Bank. Interest is payable quarterly. Required quarterly principal payments began in May 2023. The Company may make additional principal payments without penalty. The interest rate is variable at the Wall Street Journal Prime Rate minus 1.00 percent, which was 7.50 percent as of December 31, 2023. During 2023, the Company entered into an interest rate swap contract that effectively converts $20,000 of this borrowing to a fixed rate of 6.40 percent through its maturity date. As of December 31, 2023, this borrowing had a balance of $36,250.

In June 2022, the Company issued $60,000 of subordinated notes (Notes). The Notes initially bear interest at 5.25 percent per annum, with interest payable semi-annually for the first five years of the Notes. Beginning June 15, 2027, the interest rate will reset quarterly to a floating rate per annum that is expected to be three-month term Secured Overnight Financing Rate (SOFR) plus 2.41 percent, with payments due quarterly. The Company may redeem the Notes, in whole or in part, on and after June 15, 2027 at a price equal to 100 percent of the principal amount of the Notes being redeemed plus accrued and unpaid interest. The Notes will mature on June 15, 2032 if they are not earlier redeemed. Proceeds from this debt issuance were used to make a $58,650 capital injection into West Bank, the Company’s subsidiary.

The Company has an interest rate swap with a notional amount of $20,000 which converts variable-rate subordinated debentures to fixed-rate debt. The interest rate is a variable rate based on the 3-month term SOFR plus 0.26161 percent tenor spread adjustment plus 3.05 percent. This interest rate swap has a fixed rate of 4.81 percent and matures in September 2026.

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

(dollars in thousands, except per share amounts)

As of December 31, 2023, the allowance for credit losses related to off-balance sheet unfunded commitments was $2,544. Upon the adoption of ASU No. 2016-13, the Company recorded an allowance for credit losses associated with unfunded commitments of $2,344. In 2023, the Company recorded a credit loss expense of $200 for unfunded commitments. The allowance for credit losses for off-balance-sheet credit exposures is presented in the “Accrued expenses and other liabilities” line of the Consolidated Balance Sheets.

LIQUIDITY AND CAPITAL RESOURCES

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company’s principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by West Bank’s asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $65,357 as of December 31, 2023 compared with $26,539 as of December 31, 2022.

Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions, fluctuations in our corporate customers’ and municipal customers’ own liquidity needs and recent developments in the financial services industry. The Company utilizes brokered deposits and other wholesale funding to supplement core deposit fluctuations and loan growth. Brokered deposits are obtained through various programs administered by IntraFi® and through other third party brokers. At December 31, 2023, the Company had $305,411 in brokered deposits, which included fixed-rate time deposits with maturities through December 2025 and variable-rate deposits with terms through February 2025.

As of December 31, 2023, West Bank had additional borrowing capacity available from the FHLB of approximately $528,000, as well as approximately $2,282 through the Federal Reserve discount window, $35,000 through unsecured federal funds lines of credit with correspondent banks and $89,000 through the BTFP. The BTFP was established by the Federal Reserve in March 2023 to provide an additional source of liquidity against high-quality securities. As of December 31, 2023, West Bank had pledged approximately $89,000 in eligible securities to facilitate participation in the program. No funds were borrowed from the Federal Reserve discount window or BTFP as of December 31, 2023. The Federal Reserve has announced that it is ending the BTFP and will cease making new loans under this program on March 11, 2024. Net cash from continuing operating activities contributed $25,249, $59,439 and $57,878 to liquidity for the years ended December 31, 2023, 2022 and 2021, respectively. Management believed that the combination of high levels of potentially liquid assets, unencumbered securities, cash flows from operations and additional borrowing capacity provided the Company with sufficient liquidity as of December 31, 2023.

West Bank has entered into a construction contract for the construction of a new headquarters building in West Des Moines, Iowa. West Bank will pay the contractor a contract price consisting of the cost of work plus a fee, with anticipated construction completed in 2024. As of December 31, 2023, the Company had a remaining commitment of $13,019 under this contract.

The Company’s total stockholders’ equity increased to $225,043 as of December 31, 2023 from $211,112 as of December 31, 2022. The increase was primarily due to net income less dividends paid and the decrease in accumulated other comprehensive loss. At December 31, 2023, tangible common equity as a percent of tangible assets was 5.88 percent compared to 5.84 percent as of December 31, 2022. The decrease in accumulated other comprehensive loss was driven by the decrease in the net unrealized losses on available for sale securities between December 31, 2022 and December 31, 2023. While accumulated other comprehensive losses reduce tangible common equity, they have no impact on regulatory capital. As of December 31, 2023 and 2022, the Company had no intangible assets.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Capital requirements are more fully discussed under the heading “Supervision and Regulation” included in Item 1 and in Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K. As of December 31, 2023, the Company and West Bank met all capital adequacy requirements to which they were subject, and the Company’s and West Bank’s capital ratios were in excess of the requirements to be well-capitalized under capital regulations. Also, as of December 31, 2023, the ratios for the Company and West Bank were sufficient to meet the capital conservation buffer.

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

The Company has an Asset Liability Committee which meets quarterly, or more often when deemed necessary, to review the interest rate sensitivity position and to review and develop various strategies for managing interest rate risk. Measuring and maintaining interest rate risk is a dynamic process that management performs with the objective of maximizing net interest margin while maintaining interest rate risk within acceptable tolerances. This process relies primarily on the simulation of net interest income over multiple interest rate scenarios. The Company engages a third party that utilizes a modeling program to measure the Company’s exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, this analysis measures the estimated change in net interest income. The simulations allow for ongoing assessment of interest rate sensitivity and can include the impact of potential new business strategies. The modeled scenarios begin with a base case in which rates are unchanged and can include parallel and nonparallel rate shocks. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity. The results of the simulation are compared against approved policy limits.

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

	Net Interest Income at
	December 31, 2023
Change in Interest Rates	$ Change	% Change
300 basis points rising	$(11,456)	(14.73)%
200 basis points rising	(7,187)	(9.24)
100 basis points rising	(3,559)	(4.58)
100 basis points falling	2,461	3.16
200 basis points falling	4,786	6.16

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

West Bancorporation, Inc. and Subsidiary
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 21, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses on financial instruments in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses).

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

Critical Audit Matter
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

Allowance for Credit Losses for Loans
As described in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for credit losses for loans (allowance) totaled $28.3 million at December 31, 2023. On January 1, 2023 the Company adopted Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The allowance is a valuation account that is deducted from the amortized cost basis of loans to present the net amount of loans expected to be collected. The Company’s allowance reflects losses expected over the remaining contractual life of the loans. The Company’s allowance is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are evaluated on an individual basis at the balance sheet date. At December 31, 2023 the reserve on loans collectively evaluated totaled $28.3 million and there was no reserve on loans individually evaluated.

West Bancorporation, Inc. and Subsidiary
The measurement of the reserve is based on relevant information about the collectability of cash flows, including information about past events, current conditions and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about the future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical experience was observed. The Company uses a cash flow-based model to estimate expected credit losses for all loan segments. For each of the loan segments, the Company calculates a cash flow projection using contractual terms, estimated prepayment speeds, estimated curtailment rates and other relevant data. The Company uses a regression analysis that links historical losses of the Company and its peer group to two economic metrics: national unemployment rate and 10-year treasury rate over 2-year treasury rate spread to establish the loss rates applied to the projected cash flows. For all loan segments, the Company uses a forecast period of four quarters and reverts to a historical rate after four quarters. Qualitative factors are based on management’s judgment of the changes in underlying loan composition of specific portfolio, trends relating to credit quality and collateral values, company-specific data, or effects of other factors such as market competition or legal and regulatory requirements. The evaluation of these qualitative factors and forecasts requires that management make significant judgments and includes significant estimation uncertainty.

We identified the qualitative factors applied to the allowance as a critical audit matter as auditing management’s determination of the qualitative factors and forecasts required significant auditor judgment as the estimate is highly sensitive to changes in significant assumptions.

Our audit procedures related to the Company’s qualitative factors and forecasts in the allowance included the following, among others:

•We obtained an understanding of the relevant controls related to management’s evaluation and establishment of the qualitative factors and forecasts of the allowance and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the qualitative factors and forecasts and the underlying data used in determining those factors.

•We tested management’s process and evaluated the reasonableness of their judgements and assumptions to develop the qualitative factors and forecasts, which included:

◦Testing the relevancy and consistency of the data inputs used by management as a basis for the adjustment for qualitative factors and forecasts by comparing to internal and external source data, including data related to current and forecasted periods.

◦Evaluating whether management’s conclusions were consistent with Company provided internal data and external independently sourced data and agreeing the impact to the allowance calculation.

/s/ RSM US LLP

Des Moines, Iowa
February 21, 2024

We have served as the Company’s auditor since 1998.

West Bancorporation, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited West Bancorporation, Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements of the Company and our report dated February 21, 2024 expressed an unqualified opinion.

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
February 21, 2024

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2023 and 2022

(dollars in thousands, except per share data)	2023	2022
ASSETS
Cash and due from banks	$33,245	$24,896
Interest-bearing deposits	32,112	1,643
Cash and cash equivalents	65,357	26,539
Securities available for sale, at fair value	623,919	664,115
Federal Home Loan Bank stock, at cost	22,957	19,336
Loans	2,927,535	2,742,836
Allowance for credit losses	(28,342)	(25,473)
Loans, net	2,899,193	2,717,363
Premises and equipment, net	86,399	53,124
Accrued interest receivable	13,581	11,988
Bank-owned life insurance	43,864	44,573
Deferred tax assets, net	34,303	36,609
Other assets	36,185	39,571
Total assets	$3,825,758	$3,613,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$548,726	$693,563
Interest-bearing demand	481,207	536,226
Savings and money market	1,440,076	1,237,954
Time	503,770	412,665
Total deposits	2,973,779	2,880,408
Federal funds purchased and other short-term borrowings	150,270	200,000
Subordinated notes, net	79,631	79,369
Federal Home Loan Bank advances	315,000	155,000
Long-term debt	47,736	51,486
Accrued expenses and other liabilities	34,299	35,843
Total liabilities	3,600,715	3,402,106
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,725,094 and 16,640,413 shares issued and outstanding at December 31, 2023 and 2022, respectively	3,000	3,000
Additional paid-in capital	34,197	32,021
Retained earnings	271,369	267,562
Accumulated other comprehensive loss	(83,523)	(91,471)
Total stockholders’ equity	225,043	211,112
Total liabilities and stockholders’ equity	$3,825,758	$3,613,218

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands, except per share data)	2023	2022	2021
Interest income:
Loans, including fees	$142,923	$107,095	$95,585
Securities:
Taxable	13,696	12,524	8,542
Tax-exempt	3,517	3,527	2,861
Interest-bearing deposits	169	203	292
Total interest income	160,305	123,349	107,280
Interest expense:
Deposits	66,796	22,629	7,948
Federal funds purchased and other short-term borrowings	9,532	1,764	5
Subordinated notes	4,442	2,867	1,008
Federal Home Loan Bank advances	7,694	2,669	2,944
Long-term debt	2,810	1,680	316
Total interest expense	91,274	31,609	12,221
Net interest income	69,031	91,740	95,059
Credit loss expense (benefit)	700	(2,500)	(1,500)
Net interest income after credit loss expense (benefit)	68,331	94,240	96,559
Noninterest income:
Service charges on deposit accounts	1,859	2,194	2,352
Debit card usage fees	1,980	1,969	1,948
Trust services	3,068	2,709	2,671
Increase in cash value of bank-owned life insurance	1,044	964	923
Gain from bank-owned life insurance	691	—	—
Loan swap fees	431	835	66
Realized securities gains (losses), net	(431)	—	51
Other income	1,424	1,537	1,718
Total noninterest income	10,066	10,208	9,729
Noninterest expense:
Salaries and employee benefits	27,060	25,838	23,226
Occupancy and equipment	5,507	4,913	5,162
Data processing	2,790	2,597	2,465
Technology and software	2,341	2,137	1,777
FDIC insurance	1,750	996	1,818
Professional fees	1,026	874	946
Director fees	892	814	765
Other expenses	7,245	6,882	7,221
Total noninterest expense	48,611	45,051	43,380
Income before income taxes	29,786	59,397	62,908
Income taxes	5,649	12,998	13,301
Net income	$24,137	$46,399	$49,607

Basic earnings per common share	$1.44	$2.79	$3.00
Diluted earnings per common share	$1.44	$2.76	$2.95
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands)	2023	2022	2021
Net income	$24,137	$46,399	$49,607
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	16,514	(132,009)	(14,684)
Plus: reclassification adjustment for net (gains) losses realized in net income	431	—	(51)
Income tax (expense) benefit	(4,498)	33,350	3,720
Other comprehensive income (loss) on securities	12,447	(98,659)	(11,015)
Unrealized gains (losses) on derivatives:
Unrealized holding gains arising during the period	4,291	23,595	8,047
Plus: reclassification adjustment for net (gains) losses realized in net income	(10,249)	206	8,284
Income tax (expense) benefit	1,459	(5,976)	(4,107)
Other comprehensive income (loss) on derivatives	(4,499)	17,825	12,224
Total other comprehensive income (loss)	7,948	(80,834)	1,209
Comprehensive income (loss)	$32,085	$(34,435)	$50,816

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2023, 2022 and 2021

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2020	$—	16,469,272	$3,000	$28,823	$203,718	$(11,846)	$223,695
Net income	—	—	—	—	49,607	—	49,607
Other comprehensive income, net of tax	—	—	—	—	—	1,209	1,209
Cash dividends declared, $0.94 per common share	—	—	—	—	(15,543)	—	(15,543)
Stock-based compensation costs	—	—	—	2,573	—	—	2,573
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	85,574	—	(1,213)	—	—	(1,213)
Balance, December 31, 2021	—	16,554,846	3,000	30,183	237,782	(10,637)	260,328
Net income	—	—	—	—	46,399	—	46,399
Other comprehensive loss, net of tax	—	—	—	—	—	(80,834)	(80,834)
Cash dividends declared, $1.00 per common share	—	—	—	—	(16,619)	—	(16,619)
Stock-based compensation costs	—	—	—	3,357	—	—	3,357
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	85,567	—	(1,519)	—	—	(1,519)
Balance, December 31, 2022	—	16,640,413	3,000	32,021	267,562	(91,471)	211,112
Cumulative effect of change in accounting principle(1)	—	—	—	—	(3,626)	—	(3,626)
Net income	—	—	—	—	24,137	—	24,137
Other comprehensive income, net of tax	—	—	—	—	—	7,948	7,948
Cash dividends declared, $1.00 per common share	—	—	—	—	(16,704)	—	(16,704)
Stock-based compensation costs	—	—	—	3,111	—	—	3,111
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	84,681	—	(935)	—	—	(935)
Balance, December 31, 2023	$—	16,725,094	$3,000	$34,197	$271,369	$(83,523)	$225,043
(1)Cumulative effect adjustment pursuant to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1 for additional information.

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$24,137	$46,399	$49,607
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit)	700	(2,500)	(1,500)
Net amortization and accretion	3,293	2,965	2,111
Securities (gains) losses, net	431	—	(51)
Stock-based compensation	3,111	3,357	2,573
Increase in cash value of bank-owned life insurance	(1,044)	(964)	(923)
Gain from bank-owned life insurance	(691)	—	—
Depreciation	1,856	1,498	1,504
Provision for deferred income taxes	447	1,583	82
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,593)	(3,098)	2,341
(Increase) decrease in other assets	(2,794)	1,005	2,118
Increase (decrease) in accrued expenses and other liabilities	(2,604)	9,194	16
Net cash provided by operating activities	25,249	59,439	57,878
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	11,285	—	30,374
Proceeds from principal paydowns, maturities and calls of securities available for sale	42,370	79,959	95,733
Purchases of securities available for sale	—	(120,077)	(481,140)
Purchases of Federal Home Loan Bank stock	(115,480)	(75,092)	(2,329)
Proceeds from redemption of Federal Home Loan Bank stock	111,859	65,721	4,087
Net increase in loans	(184,788)	(287,031)	(175,193)
Proceeds of principal and earnings from bank-owned life insurance	2,458	—	—
Purchases of premises and equipment	(36,387)	(21,311)	(8,743)
Net cash used in investing activities	(168,683)	(357,831)	(537,211)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	93,371	(135,597)	315,011
Net increase (decrease) in federal funds purchased and other short-term borrowings	(49,730)	197,120	(2,495)
Net increase (decrease) in Federal Home Loan Bank advances	160,000	30,000	(50,000)
Proceeds from issuance of subordinated debt, net of issuance costs	—	58,756	—
Proceeds from long-term debt	—	—	34,500
Principal payments on long-term debt	(3,750)	(35)	(4,537)
Common stock dividends paid	(16,704)	(16,619)	(15,543)
Restricted stock units withheld for payroll taxes	(935)	(1,519)	(1,213)
Net cash provided by financing activities	182,252	132,106	275,723
Net increase (decrease) in cash and cash equivalents	38,818	(166,286)	(203,610)
Cash and Cash Equivalents:
Beginning	26,539	192,825	396,435
Ending	$65,357	$26,539	$192,825

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$87,846	$28,868	$12,641
Income taxes	5,720	10,630	13,380
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

Comprehensive income:  Comprehensive income consists of net income and other comprehensive income (OCI). OCI consists of the net change in unrealized gains and losses on the Company’s securities available for sale and the change in fair value of derivative instruments designated as hedges.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company evaluates each of its securities whose value has declined below amortized cost to determine if any of the decline is due to a credit loss. If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. Subsequent to this evaluation, the Company evaluates whether any individual securities in an unrealized loss position represent credit losses that require an allowance for credit loss. Decreases in fair value attributable to credit losses would be recorded to earnings as a credit loss expense with a corresponding allowance for credit losses, limited by the amount the fair value is less than the amortized cost basis. If the credit quality subsequently improves, the allowance would be reversed, up to a maximum of the previously recorded credit loss. Accrued interest receivable is excluded from the estimate of credit losses.

Federal Home Loan Bank stock: West Bank, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.06 percent of total assets plus 4.50 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF). No ready market exists for the FHLB stock, and it has no quoted market value. The Company evaluates this asset for impairment on a quarterly basis and determined there was no impairment as of December 31, 2023. All shares of FHLB stock are issued and redeemed at par value.

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

Delinquencies are determined based on the payment terms of the individual loan agreements. The accrual of interest on past due and other impaired loans is generally discontinued at 90 days past due or when, in the opinion of management, the borrower may be unable to make all payments pursuant to contractual terms. Unless considered collectible, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, if accrued in the current year, or charged to the allowance for credit losses, if accrued in a prior year. Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Based upon its ongoing assessment of credit quality within the loan portfolio, the Company maintains a Watch List, which includes loans classified as Doubtful, Substandard and Watch according to the Company’s classification criteria. These loans involve the anticipated potential for payment defaults or collateral inadequacies. If it is determined that a loan on the Watch List no longer shares risk characteristics with the pooled loans, it will be individually evaluated for credit losses. For collateral dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loans to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

Allowance for credit losses: The allowance for credit losses is a valuation account estimated at each balance sheet date and deducted from the amortized cost basis of loans to present the net amount expected to be collected.  The Company estimates the ACL based on the underlying loans’ amortized cost basis, which is the amount at which the loan is originated or acquired, adjusted for collection of cash and charge-offs, as well as applicable accretion or amortization of premiums, discounts, and net deferred fees or costs. The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. When the Company deems all or a portion of a loan to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a loan is deemed uncollectible; however, generally speaking, a loan will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company measures the ACL of loans on a collective (pool) basis when the loans share similar risk characteristics and uses a cash flow-based method to estimate expected credit losses for each of these pools. The Company’s methodology for estimating the ACL considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical experience was observed. In addition to the historical loss information, the Company utilizes qualitative factors to adjust the ACL as appropriate. Qualitative factors are based on management’s judgment of the changes in underlying loan composition of specific portfolios, trends relating to credit quality and collateral values, company-specific data, or effects of other factors such as market competition or legal and regulatory requirements. Loans that do not share similar risk characteristics with the pooled loans are evaluated for credit losses on an individual basis. In addition, regulatory agencies, as integral parts of their examination processes, periodically review the Company’s allowance for credit losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. Fair value is determined by management by obtaining appraisals or other market value information at the time of foreclosure. Any write-downs in value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information at least annually. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense. As of December 31, 2023 and 2022, the Company had no other real estate owned.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated balance sheets of the Company, as such assets are not assets of West Bank. The Company managed or administered accounts with assets totaling $612,190 and $550,994 as of December 31, 2023 and 2022, respectively.

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
Deferred compensation: The West Bancorporation, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) provides certain individuals with additional deferral opportunities in planning for retirement. Eligible participants, including directors and key officers of the Company, may choose to voluntarily defer receipt of a portion of their respective cash compensation. The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code. Liabilities accrued under the Deferred Compensation Plan totaled $1,021 and $648 as of December 31, 2023 and 2022, respectively.

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
In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method. The ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect the ASU to have a material impact on the Company’s consolidated financial statements.
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards CodificationTM.. The amendments in the ASU are expected to clarify or improve disclosure presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. These amendments have not had an impact to the Company as of December 31, 2023.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table and income taxes paid to be disaggregated by jurisdiction. It also includes certain amendments to improve the effectiveness of income tax disclosures. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 2. Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share is presented below for the years ended December 31, 2023, 2022 and 2021.

(in thousands, except per share data)	2023	2022	2021
Net income	$24,137	$46,399	$49,607

Weighted average common shares outstanding	16,704	16,620	16,534
Weighted average effect of restricted stock units outstanding	46	178	255
Diluted weighted average common shares outstanding	16,750	16,798	16,789

Basic earnings per common share	$1.44	$2.79	$3.00
Diluted earnings per common share	$1.44	$2.76	$2.95
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	412	152	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 3. Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses and fair value of securities available for sale, by security type as of December 31, 2023 and 2022.

	2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$231,413	$19	$(38,427)	$193,005
Collateralized mortgage obligations (1)	305,200	—	(55,267)	249,933
Mortgage-backed securities (1)	157,711	—	(25,873)	131,838
Collateralized loan obligations	37,632	—	(96)	37,536
Corporate notes	13,750	—	(2,143)	11,607
	$745,706	$19	$(121,806)	$623,919

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$242,823	$4	$(49,472)	$193,355
Collateralized mortgage obligations (1)	338,875	—	(57,247)	281,628
Mortgage-backed securities (1)	169,451	—	(29,171)	140,280
Collateralized loan obligations	37,948	—	(1,137)	36,811
Corporate notes	13,750	—	(1,709)	12,041
	$802,847	$4	$(138,736)	$664,115

(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with an amortized cost of approximately $447,074 and $293,017 as of December 31, 2023 and 2022, respectively, were pledged to secure access to FHLB advances and Federal Reserve credit programs, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of December 31, 2023, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	2023
	Amortized Cost	Fair Value
Due after five years through ten years	$73,481	$68,354
Due after ten years	209,314	173,794
	282,795	242,148
Collateralized mortgage obligations and mortgage-backed securities	462,911	381,771
	$745,706	$623,919

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The details of the sales of securities available for sale for the years ended December 31, 2023, 2022 and 2021 are summarized in the following table.

	2023	2022	2021
Proceeds from sales	$11,285	$—	$30,374
Gross gains on sales	—	—	282
Gross losses on sales	431	—	231
The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of December 31, 2023 and 2022.

	2023
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized Losses	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$3,353	$(89)	5	$184,522	$(38,338)	92	$187,875	$(38,427)
Collateralized mortgage obligations	—	—	—	249,933	(55,267)	72	249,933	(55,267)
Mortgage-backed securities	—	—	—	131,838	(25,873)	27	131,838	(25,873)
Collateralized loan obligations	—	—	—	37,536	(96)	6	37,536	(96)
Corporate notes	—	—	—	11,607	(2,143)	8	11,607	(2,143)
	$3,353	$(89)	5	$615,436	$(121,717)	205	$618,789	$(121,806)

	2022
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized Losses	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$74,676	$(11,556)	74	$118,487	$(37,916)	43	$193,163	$(49,472)
Collateralized mortgage obligations	107,449	(14,484)	48	174,179	(42,763)	31	281,628	(57,247)
Mortgage-backed securities	31,350	(4,556)	8	108,930	(24,615)	19	140,280	(29,171)
Collateralized loan obligations	14,468	(480)	3	22,343	(657)	3	36,811	(1,137)
Corporate notes	9,185	(1,315)	5	2,856	(394)	3	12,041	(1,709)
	$237,128	$(32,391)	138	$426,795	$(106,345)	99	$663,923	$(138,736)
The Company adopted ASU No. 2016-13 effective January 1, 2023 which requires credit losses on available-for-sale securities to be recorded in an allowance for credit losses. If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of December 31, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of December 31, 2023, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the “Accrued interest receivable” line of the Consolidated Balance Sheets. Interest receivable on securities was $3,271 as of December 31, 2023, and was excluded from the estimate of credit losses.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
As of December 31, 2022, the Company believed the unrealized losses on securities available for sale were due to market conditions rather than reduced estimated cash flows. At December 31, 2022, the Company did not intend to sell the securities, did not anticipate these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, under the accounting principles effective at December 31, 2022, the Company did not consider these securities to have other than temporary impairment as of December 31, 2022.

Note 4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of December 31, 2023 and 2022.

	2023	2022
Commercial	$531,594	$519,196
Real estate:
Construction, land and land development	413,477	363,014
1-4 family residential first mortgages	106,688	75,211
Home equity	14,618	10,322
Commercial	1,854,510	1,771,940
Consumer and other	10,930	7,292
	2,931,817	2,746,975
Net unamortized fees and costs	(4,282)	(4,139)
	$2,927,535	$2,742,836
The loan portfolio included $2,003,699 and $1,919,948 of fixed-rate loans and $928,118 and $827,027 of variable-rate loans as of December 31, 2023 and 2022, respectively.

Real estate loans of approximately $1,420,000 and $1,190,000 were pledged as security for FHLB advances as of December 31, 2023 and 2022.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they are principal stockholders or executive officers (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. None of these loans are past due, on nonaccrual status or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that the Company considered adversely classified at December 31, 2023 or 2022. Loan transactions with related parties were as follows for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Balance, beginning of year	$155,789	$143,768	119,600
New loans	1,699	42,371	35,450
Repayments	(16,513)	(20,650)	(11,282)
Effect of change in director status	(30,682)	(9,700)	—
Balance, end of year	$110,293	$155,789	$143,768

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Allowance for Credit Losses for Loans

The Company adopted ASU No. 2016-13 on January 1, 2023, at which time the Company implemented the CECL model in estimating the ACL valuation account. The following table details the changes in the ACL by loan segment for the year ended December 31, 2023.

	2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,804	$3,548	$357	$101	$16,575	$88	$25,473
Adoption of CECL	677	(234)	121	(8)	1,911	(9)	2,458
Charge-offs	(55)	(39)	(40)	—	—	—	(134)
Recoveries	36	2	2	5	—	—	45
Provision for credit loss expense(1)	(171)	391	264	44	(66)	38	500
Ending balance	$5,291	$3,668	$704	$142	$18,420	$117	$28,342
(1)The negative provisions for the various segments are related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed, improvement in qualitative risk factors related to those portfolio segments and/or changes in economic forecasts.

Prior to the adoption of ASU No. 2016-13 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following tables present the activity in the allowance for loan losses by segment for the years ended December 31, 2022 and 2021.

	2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,776	$3,646	$339	$91	$19,466	$46	$28,364
Charge-offs	—	—	(31)	—	(451)	—	(482)
Recoveries	29	—	33	4	25	—	91
Provision for loan losses (1)	(1)	(98)	16	6	(2,465)	42	(2,500)
Ending balance	$4,804	$3,548	$357	$101	$16,575	$88	$25,473

	2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,718	$2,634	$360	$114	$21,535	$75	$29,436
Charge-offs	—	—	—	—	—	—	—
Recoveries	404	—	2	4	13	5	428
Provision for loan losses (1)	(346)	1,012	(23)	(27)	(2,082)	(34)	(1,500)
Ending balance	$4,776	$3,646	$339	$91	$19,466	$46	$28,364

(1)The negative provisions for the various segments are related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables present a breakdown of the allowance for credit losses by segment, disaggregated based on the evaluation method as of December 31, 2023 and 2022.

	December 31, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,291	3,668	704	142	18,420	117	28,342
Total	$5,291	$3,668	$704	$142	$18,420	$117	$28,342

	December 31, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,804	3,548	357	101	16,575	88	25,473
Total	$4,804	$3,548	$357	$101	$16,575	$88	$25,473

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of December 31, 2023 and 2022.

	December 31, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$296	$—	$—	$—	$296
Collectively evaluated for credit losses	531,594	413,477	106,392	14,618	1,854,510	10,930	2,931,521
Total	$531,594	$413,477	$106,688	$14,618	$1,854,510	$10,930	$2,931,817

	December 31, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$322	$—	$—	$—	$322
Collectively evaluated for impairment	519,196	363,014	74,889	10,322	1,771,940	7,292	2,746,653
Total	$519,196	$363,014	$75,211	$10,322	$1,771,940	$7,292	$2,746,975

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

Accrued interest on loans of $10,292 and $8,665 at December 31, 2023 and 2022, respectively, was included in accrued interest receivable on the balance sheet and was excluded from the estimate of credit losses.

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

The Company measures expected credit losses of loans on a collective (pool) basis when the loans share similar risk characteristics and uses a cash flow-based method to estimate expected credit losses for each of these pools. The Company's methodology for estimating the ACL considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical experience was observed. In addition to the historical loss information, the Company utilizes qualitative factors to adjust the ACL as appropriate. Qualitative factors are based on management’s judgment of the changes in underlying loan composition of specific portfolios, trends relating to credit quality and collateral values, company-specific data, or effects of other factors such as market competition or legal and regulatory requirements.

The Company uses a cash flow-based model to estimate expected credit losses for all loan segments. For each of the loan segments, the Company calculates a cash flow projection using contractual terms, estimated prepayment speeds, estimated curtailment rates, and other relevant data. The Company uses regression analysis that links historical losses of the Company and a peer group to two economic metrics: national unemployment rate and 10-year treasury rate over 2-year treasury rate spread to establish the loss rates applied to the projected cash flows. For all loan segments, the Company uses a forecast period of four quarters and reverts to a historical rate after four quarters. When estimating prepayment speed and curtailment rates, the modeling is based on historical internal data.

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

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land
development	—	—	—	—	—	—
1-4 family residential first
mortgages	296	322	296	322	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$296	$322	$296	$322	$—	$—

There was no interest income recognized on loans that were on nonaccrual for the years ended December 31, 2023 and 2022.

Interest income forgone on nonaccrual loans was $15, $144 and $534, respectively, during the years ended December 31, 2023, 2022 and 2021.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables provide an analysis of the delinquency status of the amortized cost of loans as of December 31, 2023 and 2022.

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$531,594	$531,594
Real estate:
Construction, land and
land development	—	—	—	—	413,477	413,477
1-4 family residential
first mortgages	—	—	—	—	106,688	106,688
Home equity	—	—	—	—	14,618	14,618
Commercial	—	—	—	—	1,854,510	1,854,510
Consumer and other	—	—	—	—	10,930	10,930
Total	$—	$—	$—	$—	$2,931,817	$2,931,817

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$519,196	$519,196
Real estate:
Construction, land and
land development	—	—	—	—	363,014	363,014
1-4 family residential
first mortgages	—	—	—	—	75,211	75,211
Home equity	—	—	—	—	10,322	10,322
Commercial	—	—	—	—	1,771,940	1,771,940
Consumer and other	—	—	—	—	7,292	7,292
Total	$—	$—	$—	$—	$2,746,975	$2,746,975

Loan Restructurings Made to Borrowers Experiencing Financial Difficulty

As of December 31, 2023 and 2022, the Company had no loan restructurings made to borrowers experiencing financial difficulty. There were no loan restructurings made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2023, 2022 and 2021. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross write-off by loan segment and origination year, based on the analysis performed as of December 31, 2023 and 2022.

	Term Loans by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial
Pass	$147,971	$110,228	$48,291	$31,423	$6,510	$44,146	$143,025	$531,594
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$147,971	$110,228	$48,291	$31,423	$6,510	$44,146	$143,025	$531,594
Current period gross writeoffs	$37	$—	$—	$—	$18	$—	$—	$55
Real estate:
Construction, land and land development
Pass	$126,608	$114,176	$64,797	$20,210	$1,458	$—	$86,228	$413,477
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$126,608	$114,176	$64,797	$20,210	$1,458	$—	$86,228	$413,477
Current period gross writeoffs	$—	$39	$—	$—	$—	$—	$—	$39
1-4 family residential first mortgages
Pass	$46,766	$20,531	$19,670	$11,779	$3,663	$3,176	$663	$106,248
Watch	144	—	—	—	—	—	—	144
Substandard	—	—	—	—	296	—	—	296
Doubtful	—	—	—	—	—	—	—	—
Total	$46,910	$20,531	$19,670	$11,779	$3,959	$3,176	$663	$106,688
Current period gross writeoffs	$—	$40	$—	$—	$—	$—	$—	$40
Home equity
Pass	$2,804	$288	$508	$98	$138	$16	$10,766	$14,618
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$2,804	$288	$508	$98	$138	$16	$10,766	$14,618
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$212,772	$519,783	$463,750	$359,032	$84,995	$195,967	$18,211	$1,854,510
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$212,772	$519,783	$463,750	$359,032	$84,995	$195,967	$18,211	$1,854,510
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$1,740	$211	$392	$51	$17	$126	$8,393	$10,930
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,740	$211	$392	$51	$17	$126	$8,393	$10,930
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

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

	As of December 31, 2023
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$296	$—	$—	$296	$—
Total	$296	$—	$—	$296	$—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Impaired Loans

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of December 31, 2022, prior to the adoption of ASU No. 2016-13 on January 1, 2023.

December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—
1-4 family residential first mortgages	322	322	—
Home equity	—	—	—
Commercial	—	—	—
Consumer and other	—	—	—
	322	322	—
With an allowance recorded:
Commercial	—	—	—
Real estate:
Construction, land and land development	—	—	—
1-4 family residential first mortgages	—	—	—
Home equity	—	—	—
Commercial	—	—	—
Consumer and other	—	—	—
	—	—	—
Total:
Commercial	—	—	—
Real estate:
Construction, land and land development	—	—	—
1-4 family residential first mortgages	322	322	—
Home equity	—	—	—
Commercial	—	—	—
Consumer and other	—	—	—
Total impaired loans	$322	$322	$—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the years ended December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	336	—	363	—
Home equity	—	—	—	—
Commercial	—	—	—	—
Consumer and other	—	—	—	—
	336	—	363	—
With an allowance recorded:
Commercial	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	—	—	—	—
Home equity	—	—	—	—
Commercial	3,915	—	13,002	—
Consumer and other	—	—	—	—
	3,915	—	13,002	—
Total:
Commercial	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	336	—	363	—
Home equity	—	—	—	—
Commercial	3,915	—	13,002	—
Consumer and other	—	—	—	—
Total impaired loans	$4,251	$—	$13,365	$—

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life using the same models for the Company’s other loan portfolio segments described above. The Company's allowance for credit losses for unfunded commitments was $2,544 as of December 31, 2023. The allowance for credit losses for off-balance-sheet credit exposures is presented in the “Accrued expenses and other liabilities” line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance-sheet credit exposures is reflected in the “Credit loss expense” line of the Consolidated Statements of Income. During the year ended December 31, 2023, the Company recorded a credit loss expense of $200 associated with off-balance sheet credit exposures.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 5. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2023 and 2022.

	2023	2022
Land	$11,049	$10,450
Buildings	69,693	37,173
Right-of-use assets under operating leases	3,231	4,487
Leasehold improvements	3,557	3,578
Furniture and equipment	11,880	9,441
	99,410	65,129
Accumulated depreciation	(13,011)	(12,005)
	$86,399	$53,124

Note 6. Operating Leases

The Company leases real estate for its main office, five branch offices and office space for operations departments under various operating lease agreements. The lease agreements have maturity dates ranging from April 2024 to February 2033, some of which include options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the measurement of the right-of-use asset and lease liability. The weighted average remaining lives of the lease terms used in the measurement of the operating lease liability were 6.7 years and 6.5 years as of December 31, 2023 and 2022, respectively.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption of this accounting standard and as of the lease commencement date for leases entered into subsequent to January 1, 2019. The weighted average discount rates used in the measurement of the operating lease liabilities were 3.42 percent and 3.32 percent as of December 31, 2023 and 2022, respectively.

Operating lease right-of-use assets are included in premises and equipment. Operating lease liabilities of $3,402 and $4,681 were included in other liabilities as of December 31, 2023 and 2022, respectively. Rent expense related to these leases was $1,510, $1,395 and $1,958, for the years ended December 31, 2023, 2022 and 2021, respectively.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2023.

2024	$857
2025	588
2026	503
2027	347
2028	356
Thereafter	1,178
Total lease payments	3,829
Less: present value discount	(427)
Present value of lease liabilities	$3,402

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 7. Deposits

The scheduled maturities of time deposits were as follows as of December 31, 2023.

2024	$469,777
2025	29,107
2026	2,462
2027	1,649
2028	775
$503,770

Note 8. Subordinated Notes

In July 2003, the Company issued $20,619 in junior subordinated debentures to the Company’s subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company’s common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock, and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distribution can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s common stock. The junior subordinated debentures have a 30-year term, do not require any principal amortization, and are callable at the issuer’s option. The interest rate is a variable rate based on the 3-month term Secured Overnight Financing Rate (SOFR) plus 0.26161 percent tenor spread adjustment plus 3.05 percent. At December 31, 2023, the interest rate was 8.64 percent. Interest is payable quarterly, unless deferred. The Company has never deferred an interest payment. The effective cost of the junior subordinated debentures at December 31, 2023, including amortization of issuance costs, was 8.71 percent. Holders of the trust preferred securities associated with the junior subordinated debentures have no voting rights, are unsecured, and rank junior in priority to all the Company’s indebtedness and senior to the Company’s common stock. The junior subordinated debentures were reported net of unamortized debt issuance costs of $127 and $141 as of December 31, 2023 and 2022, respectively. The Company has an interest rate swap contract that effectively converts $20,000 of the variable-rate junior subordinated debentures to a fixed rate of 4.81 percent. See Note 11 for additional information on the interest rate swap. In addition, the junior subordinated debentures qualify as additional Tier 1 capital of the Company for regulatory purposes.

In June 2022, the Company issued $60,000 of subordinated notes (the Notes). The Notes initially bear interest at 5.25 percent per annum, with interest payable semi-annually for the first five years of the Notes. Beginning in June 2027, the interest rate will be reset quarterly to a floating rate per annum that is expected to be three-month term SOFR plus 2.41 percent with payments due quarterly. The Company may redeem the Notes, in whole or in part, on or after June 15, 2027 at a price equal to 100 percent of the principal amount of the Notes being redeemed plus accrued and unpaid interest. The Notes will mature on June 15, 2032 if they are not earlier redeemed. Proceeds from this debt issuance were used to make a $58,650 capital injection into the Company’s subsidiary, West Bank. The Notes were reported net of unamortized debt issuance costs of $860 and $1,109 as of December 31, 2023 and 2022, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 9. Federal Home Loan Bank Advances and Other Borrowings

The Company had fixed-rate FHLB advances totaling $315,000 and $155,000 as of December 31, 2023 and 2022, respectively. Advances with a total of $295,000 have maturities of one month and are part of a rolling funding program associated with long-term interest rate swaps related to the interest cash flows of the rolling advances. The Company also had one FHLB advance totaling $20,000 with a maturity date of November 2024 as of December 31, 2023. The weighted average contractual rates on FHLB advances were 5.54 percent and 4.47 percent as of December 31, 2023 and December 31, 2022, respectively. The weighted average effective rate for these advances, which includes adjustments for the interest rate swaps, when applicable, were 3.44 percent and 2.32 percent as of December 31, 2023 and 2022, respectively. See Note 11 for additional information on interest rate swaps hedging FHLB advances.

The Company had overnight and other short-term borrowings, including FHLB advances totaling $150,270 and $200,000 as of December 31, 2023 and 2022, respectively, which are included in federal funds purchased and other short-term borrowings.

The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB’s collateral policy. West Bank had additional borrowing capacity of approximately $528,000 at the FHLB as of December 31, 2023.

As of December 31, 2023, West Bank had arrangements that would allow it to borrow $35,000 in unsecured federal funds lines of credit at correspondent banks that are available under the correspondent banks’ normal terms. The lines have no stated expiration dates. As of December 31, 2023, there were no amounts outstanding under these arrangements. At December 31, 2023, West Bank also had approximately $2,282 of securities pledged for available borrowings at the Federal Reserve Bank discount window. There were no balances outstanding at the Federal Reserve Bank discount window at December 31, 2023. West Bank had borrowing capacity of approximately $89,000 through the BTFP. The BTFP was established by the Federal Reserve in March 2023 to provide an additional source of liquidity against high-quality securities. As of December 31, 2023, West Bank had pledged approximately $89,000 in eligible securities to facilitate participation in the program and no funds were borrowed from the BTFP. The Federal Reserve has announced that it is ending the BTFP and will cease making new loans under this program on March 11, 2024.

Note 10. Long-Term Debt

In December 2021, the Company entered into a credit agreement with a commercial bank and borrowed $40,000. The borrowing was used to make a capital injection into the Company’s subsidiary, West Bank. Interest under the term note is payable quarterly over five years. Required quarterly principal payments of $1,250 began in May 2023, with the remaining balance due February 2027. The Company may make additional principal payments without penalty. The interest rate is variable at the Wall Street Journal Prime Rate minus 1.00 percent, which totaled 7.50 percent as of December 31, 2023. The Company has an interest rate swap contract that effectively converts $20,000 of the borrowings to a fixed rate of 6.40 percent. See Note 11 for additional information on the interest rate swap. In the event of default, the unaffiliated commercial bank may accelerate payment of the loan. The outstanding balance was $36,250 and $40,000 as of December 31, 2023 and 2022, respectively. The note is secured by 100 percent of West Bank’s stock.

West Bank’s special purpose subsidiary has a credit agreement for $11,486. Interest is payable monthly over the term of the agreement with an interest rate of one percent. Monthly principal payments begin in January 2026 and the agreement matures in December 2048. The outstanding balance was $11,486 as of December 31, 2023 and 2022.

Future required principal payments for long-term debt as of December 31, 2023 are shown in the table below.

2024	$5,000
2025	5,000
2026	5,446
2027	21,701
2028	455
Thereafter	10,134
$47,736

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 11. Derivatives

The Company has entered into various interest rate swap agreements as part of its interest rate risk management strategy. The Company uses interest rate swaps to manage its interest rate risk exposure on certain loans, borrowings, and deposits due to interest rate movements. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $445,000 and $310,000 at December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had swaps with a total notional amount of $295,000 that hedge the interest payments of rolling fixed-rate one-month funding consisting of FHLB advances or brokered deposits. Also, as of December 31, 2023, the Company had swaps with a total notional amount of $40,000 that effectively converts variable-rate long-term debt to fixed-rate debt and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts. In March 2021, the Company terminated interest rate swaps with a total notional amount of $50,000. In the second quarter of 2021, the Company repaid $50,000 of FHLB advances related to these terminated swaps as a result of excess liquidity and in response to market conditions. Pre-tax losses of $3,600 were reclassified from AOCI and recorded in noninterest income at termination.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The table below identifies the balance sheet category and fair values of the Company’s derivative instruments as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Cash Flow Hedges:
Gross notional amount	$445,000	$310,000
Fair value in other assets	11,313	16,284
Fair value in other liabilities	(988)	—
Weighted-average floating rate received	5.64%	4.53%
Weighted-average fixed rate paid	3.04%	2.25%
Weighted-average maturity in years	2.6	3.3

Non-Hedging Derivatives:
Gross notional amount	$293,400	$254,369
Fair value in other assets	14,114	15,309
Fair value in other liabilities	(14,114)	(15,309)

The following table identifies the pre-tax gains or losses recognized on the Company’s derivative instruments designated as cash flow hedges for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Pre-tax gain recognized in other comprehensive income	$4,291	$23,595	$8,047
Reclassification from AOCI into income:
Increase (decrease) in interest expense	$(10,249)	$206	$4,684
Decrease in noninterest income, swap termination fees	—	—	3,600

The Company estimates there will be approximately $11,566 reclassified from accumulated other comprehensive income to reduce interest expense through December 31, 2024 related to cash flow hedges. The Company will continue to assess the effectiveness of hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of both December 31, 2023 and 2022, the Company pledged $0 of collateral to the counterparties in the form of cash on deposit. As of December 31, 2023 and 2022, the Company’s counterparties pledged $22,340 and $31,560, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrowers is cross-collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 12. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions. Income tax returns for the years 2020 through 2023 remain open to examination by federal and state taxing authorities. No material income tax related interest or penalties were recognized during the years ended December 31, 2023, 2022 or 2021.

The following table shows the components of income taxes for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Current:
Federal	$3,485	$8,194	$9,789
State	1,717	3,221	3,430
Deferred:
Federal	226	971	44
State	221	612	38
Income taxes	$5,649	$12,998	$13,301
Total income taxes for the years ended December 31, 2023, 2022 and 2021 differed from the amount computed by applying the U.S. federal income tax rate of 21 percent to income before income taxes, as shown in the following table.

	2023		2022		2021
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed expected tax expense	$6,255	21.0%	$12,473	21.0%	$13,211	21.0%
State income tax expense, net of
federal income tax benefit	1,395	4.7	2,729	4.6	2,747	4.4
Tax-exempt interest income	(1,445)	(4.9)	(1,240)	(2.1)	(1,091)	(1.7)
Nondeductible interest expense to
own tax-exempt securities	1,057	3.5	354	0.6	141	0.2
Tax-exempt increase in cash value of
life insurance and gains	(364)	(1.2)	(203)	(0.3)	(194)	(0.3)
Stock compensation	5	—	(320)	(0.6)	(195)	(0.3)
Enactment of state tax reform	—	—	649	1.1	—	—
Federal income tax credits	(1,498)	(5.0)	(1,468)	(2.5)	(1,368)	(2.2)
Other, net	244	0.8	24	0.1	50	0.1
Income taxes	$5,649	18.9%	$12,998	21.9%	$13,301	21.2%

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Net deferred tax assets consisted of the following components as of December 31, 2023 and 2022.

	2023	2022
Deferred tax assets:
Allowance for credit losses	$7,598	$6,241
Net unrealized losses on securities available for sale	30,081	34,544
Lease liabilities	837	1,147
Accrued expenses	196	434
Restricted stock unit compensation	1,185	1,038
State net operating loss carryforward	1,763	1,476
Other	177	156
	41,837	45,036
Deferred tax liabilities:
Right-of-use assets	795	1,099
Deferred loan costs	258	249
Net unrealized gains on interest rate swaps	2,547	4,003
Premises and equipment	1,657	1,219
New markets tax credit loan	389	303
Other	125	78
	5,771	6,951
Net deferred tax assets before valuation allowance	36,066	38,085
Valuation allowance for deferred tax assets	(1,763)	(1,476)
Net deferred tax assets	$34,303	$36,609
As of December 31, 2023, the Company had approximately $44,073 of Iowa net operating loss carryforwards available to offset future Iowa taxable income. The Company has recorded a valuation allowance against the tax effect of the Iowa net operating loss carryforwards, as management believes it is more likely than not that such carryforwards will expire without being utilized. Iowa net operating loss carryforwards of $723 expired in 2023 and the remainder will expire thereafter.

Note 13. Stock Compensation Plans

The West Bancorporation, Inc. 2021 Equity Incentive Plan (the 2021 Plan) was approved by the stockholders in April 2021. The 2021 Plan replaced the West Bancorporation, Inc. 2017 Equity Incentive Plan (the 2017 Plan). Upon approval of the 2021 Plan, the 2017 Plan was frozen and no new grants will be made under that plan. Outstanding awards under the 2017 Plan will continue pursuant to their terms and provisions. The 2021 and 2017 Plans are administered by the Compensation Committee of the Board of Directors, which determines the specific individuals who will be granted awards under the 2021 Plan and the type and amount of any such awards. All employees and directors of the Company and its subsidiary are eligible to become participants in the 2021 Plan. Under the terms of the 2021 Plan, the Company may grant a total of 625,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. As of December 31, 2023, 266,963 shares of the Company’s common stock remained available for future awards under the 2021 Plan.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Under the 2021 Plan, the Company may grant RSU awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. All RSUs granted through December 31, 2023 under the 2021 and 2017 Plans were at no cost to the participants, and the participants will not be entitled to receive or accrue dividends until the RSUs have vested. Each RSU entitles the participant to receive one share of common stock on the vesting date or upon the participant’s termination due to death or disability, or upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant’s employment is thereafter terminated by the Company without cause or by the participant for good reason. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2021 and 2017 Plans. RSUs granted to employees prior to 2021 vest 20 percent per year over a five year period, and RSUs granted to directors vest after one year. Beginning in 2021, the Company has granted time-based and performance-based RSU awards. The time-based RSU awards granted to employees vest 20 percent per year over a five year period and have a one to three year post-vesting holding period, applicable to 50 percent of the shares. The time-based RSU awards granted to directors vest after one year and have a one to three year post-vesting holding period, applicable to 50 percent of the shares. The performance based RSU awards granted to employees cliff vest at the end of a three year performance period based upon the Company meeting certain performance metrics and have a one to three year post-vesting holding period applicable to 50 percent of the shares.

The following table includes a summary of nonvested RSU activity for the years ended December 31, 2023, 2022 and 2021.

	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
(actual amounts, not in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested shares, beginning balance	438,237	$20.87	408,800	$20.07	390,265	$19.35
Granted	175,680	16.79	169,357	23.26	156,000	21.61
Vested	(134,437)	20.96	(139,920)	21.38	(135,965)	19.65
Forfeited	—	—	—	—	(1,500)	31.37
Nonvested shares, ending balance	479,480	$19.33	438,237	$20.87	408,800	$20.07
The fair value of RSU awards that vested during 2023, 2022 and 2021 was $2,509, $3,889 and $3,280, respectively. Total compensation costs, including director compensation, recorded for the RSUs were $3,111, $3,357 and $2,573 for the years ended December 31, 2023, 2022 and 2021, respectively. The tax expense related to vesting of RSUs totaled $5 for the year ended December 31, 2023. The tax benefit related to vesting of RSUs totaled $385 and $233 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2023, there was $3,882 of unrecognized compensation cost related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized was approximately 1.2 years.

Note 14. 401(k) Retirement Plan

The Company has a defined contribution plan covering substantially all of its employees. Matching and discretionary contributions are determined annually by the Board. The Company matched 100 percent of the first six percent of employee deferrals and made an annual discretionary contribution of two percent of eligible employee compensation for the year ended December 31, 2023, and four percent of eligible employee compensation for the years ended December 31, 2022 and 2021. Total matching and discretionary contribution expense for the years ended December 31, 2023, 2022 and 2021, totaled $1,207, $1,395 and $1,319, respectively.

As of December 31, 2023 and 2022, the plan held 324,569 and 329,712 shares, respectively, of the Company’s common stock. These shares are included in the computation of earnings per share. Dividends on shares held in the plan may be reinvested in Company common stock or paid in cash to the participants, at the election of the participants.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 15. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2023, 2022 and 2021.

		Unrealized	Accumulated
	Unrealized	Gains	Other
	Gains (Losses)	(Losses) on	Comprehensive
	on Securities	Derivatives	Income (Loss)
Balance, December 31, 2020	$5,994	$(17,840)	$(11,846)
Other comprehensive income (loss) before reclassifications	(10,977)	6,032	(4,945)
Amounts reclassified from accumulated other
comprehensive income	(38)	6,192	6,154
Net current period other comprehensive income (loss)	(11,015)	12,224	1,209
Balance, December 31, 2021	(5,021)	(5,616)	(10,637)
Other comprehensive income (loss) before reclassifications	(98,637)	17,739	(80,898)
Amounts reclassified from accumulated other
comprehensive income	(22)	86	64
Net current period other comprehensive income (loss)	(98,659)	17,825	(80,834)
Balance, December 31, 2022	(103,680)	12,209	(91,471)
Other comprehensive income before reclassifications	12,158	3,221	15,379
Amounts reclassified from accumulated other
comprehensive income	289	(7,720)	(7,431)
Net current period other comprehensive income (loss)	12,447	(4,499)	7,948
Balance, December 31, 2023	$(91,233)	$7,710	$(83,523)

Note 16. Regulatory Capital Requirements

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory requirements. The Company’s and West Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2023.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company’s and West Bank’s capital ratios are presented in the following table as of December 31, 2023 and 2022.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Total Capital (to Risk-Weighted Assets)
Consolidated	$419,452	11.88%	$282,508	8.00%	$370,791	10.50%	$353,135	10.00%
West Bank	450,444	12.76%	282,307	8.00%	370,527	10.50%	352,883	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	328,566	9.30%	211,881	6.00%	300,164	8.50%	282,508	8.00%
West Bank	419,558	11.89%	211,730	6.00%	299,951	8.50%	282,307	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	308,566	8.74%	158,911	4.50%	247,194	7.00%	229,537	6.50%
West Bank	419,558	11.89%	158,797	4.50%	247,018	7.00%	229,374	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	328,566	8.50%	154,628	4.00%	154,628	4.00%	193,285	5.00%
West Bank	419,558	10.86%	154,571	4.00%	154,571	4.00%	193,213	5.00%

As of December 31, 2022:
Total Capital (to Risk-Weighted Assets)
Consolidated	$408,056	12.08%	$270,221	8.00%	$354,665	10.50%	$337,776	10.00%
West Bank	441,628	13.08%	270,053	8.00%	354,445	10.50%	337,566	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	322,583	9.55%	202,666	6.00%	287,110	8.50%	270,221	8.00%
West Bank	416,155	12.33%	202,540	6.00%	286,930	8.50%	270,053	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	302,583	8.96%	151,999	4.50%	236,443	7.00%	219,555	6.50%
West Bank	416,155	12.33%	151,905	4.50%	236,296	7.00%	219,418	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	322,583	8.81%	146,439	4.00%	146,439	4.00%	183,049	5.00%
West Bank	416,155	11.37%	146,367	4.00%	146,367	4.00%	182,958	5.00%
The Company and West Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At December 31, 2023, the capital ratios for the Company and West Bank were sufficient to meet the capital conservation buffer.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company’s tangible common equity ratio was 5.88 percent and 5.84 percent at December 31, 2023 and 2022, respectively. The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2023 and 2022, the Company had no intangible assets or preferred stock.

Note 17. Commitments and Contingencies

Financial instruments with off-balance sheet risk:  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance sheet instruments. Commitments to lend are subject to borrowers’ continuing compliance with existing credit agreements. The Company adopted ASU No. 2016-13 effective January 1, 2023 which requires an allowance for credit losses on off-balance sheet credit exposure. See Note 4 for additional information. The Company’s commitments consisted of the following amounts as of December 31, 2023 and 2022.

	2023	2022
Commitments to fund real estate construction loans	$385,846	$336,900
Other commitments to extend credit	641,554	727,666
Standby letters of credit	15,972	20,557
	$1,043,372	$1,085,123

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally expire within one year. Commitments to extend credit of approximately $174,298 at December 31, 2023, had terms expiring beyond one year. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, equipment, and residential and commercial real estate.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and generally expire within one year. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances the Company deems necessary. In the event the customer does not perform in accordance with the terms of the third-party agreement, West Bank would be required to fund the commitment. The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above. If the commitment is funded, West Bank would be entitled to seek recovery from the customer. At December 31, 2023 and 2022, no amounts have been recorded as liabilities for West Bank’s potential obligations under these guarantees.

West Bank previously executed MPF Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The term of the most recent Commitment was through January 16, 2015 and was not renewed. The outstanding balance of mortgage loans sold under the MPF Program was $20,159 and $23,337 at December 31, 2023 and 2022, respectively.

The Company had commitments to invest in qualified affordable housing projects totaling $1,649 and $3,431 as of December 31, 2023 and 2022, respectively.

West Bank entered into a construction contract for the construction of a new headquarters building in West Des Moines, Iowa in 2022. West Bank will pay the contractor a contract price consisting of the cost of work plus a fee, with anticipated construction completed in 2024. As of December 31, 2023, there was a remaining commitment of $13,019 under this contract.

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

The Company’s policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during 2023 or 2022.

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

Management obtains the fair value of securities at the end of each reporting period via a third-party pricing service. Management reviewed the valuation process used by the third party and believed the process was valid as of December 31, 2023. On a quarterly basis, management corroborates the fair values of the portfolio by obtaining pricing from an independent financial market data provider and compares the two sets of fair values. Any significant variances are reviewed and investigated. For a sample of securities, the fair values are further validated by management, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and the securities were properly classified in the fair value hierarchy.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of December 31, 2023 and 2022.

	2023
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$193,005	$—	$193,005	$—
Collateralized mortgage obligations	249,933	—	249,933	—
Mortgage-backed securities	131,838	—	131,838	—
Collateralized loan obligations	37,536	—	37,536	—
Corporate notes	11,607	—	11,607	—
Derivative instrument, interest rate swaps	25,427	—	25,427	—

Financial liabilities:
Derivative instrument, interest rate swaps	$15,102	$—	$15,102	$—

	2022
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$193,355	$—	$193,355	$—
Collateralized mortgage obligations	281,628	—	281,628	—
Mortgage-backed securities	140,280	—	140,280	—
Collateralized loan obligations	36,811	—	36,811	—
Corporate notes	12,041	—	12,041	—
Derivative instrument, interest rate swaps	31,593	—	31,593	—

Financial liabilities:
Derivative instrument, interest rate swaps	$15,309	$—	$15,309	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). As of both December 31, 2023 and 2022, there were no individually evaluated loans with a fair value adjustment. Individually evaluated loans are classified within Level 3 of the fair value hierarchy and are evaluated and valued at the lower of cost or fair value when the loan is individually evaluated. Fair value is based on the value of the collateral securing these loans.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of December 31, 2023 and 2022.

	December 31, 2023
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$33,245	$33,245	$33,245	$—	$—
Interest-bearing deposits	32,112	32,112	32,112	—	—
Securities available for sale	623,919	623,919	—	623,919	—
Federal Home Loan Bank stock	22,957	22,957	22,957	—	—
Loans, net	2,899,193	2,813,188	—	2,813,188	—
Accrued interest receivable	13,581	13,581	13,581	—	—
Interest rate swaps	25,427	25,427	—	25,427	—
Financial liabilities:
Deposits	$2,973,779	$2,971,562	$—	$2,971,562	$—
Federal funds purchased and other short-term borrowings	150,270	150,270	150,270	—	—
Subordinated notes, net	79,631	65,039	—	65,039	—
Federal Home Loan Bank advances	315,000	315,000	—	315,000	—
Long-term debt	47,736	47,736	—	47,736	—
Accrued interest payable	6,688	6,688	6,688	—	—
Interest rate swaps	15,102	15,102	—	15,102	—

	December 31, 2022
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,896	$24,896	$24,896	$—	$—
Interest-bearing deposits	1,643	1,643	1,643	—	—
Securities available for sale	664,115	664,115	—	664,115	—
Federal Home Loan Bank stock	19,336	19,336	19,336	—	—
Loans, net	2,717,363	2,582,911	—	2,582,911	—
Accrued interest receivable	11,988	11,988	11,988	—	—
Interest rate swaps	31,593	31,593	—	31,593	—
Financial liabilities:
Deposits	$2,880,408	$2,880,495	$—	$2,880,495	$—
Federal funds purchased and other short-term borrowings	200,000	200,000	200,000	—	—
Subordinated notes, net	79,369	68,047	—	68,047	—
Federal Home Loan Bank advances	155,000	155,000	—	155,000	—
Long-term debt	51,486	51,486	—	51,486	—
Accrued interest payable	3,260	3,260	3,260	—	—
Interest rate swaps	15,309	15,309	—	15,309	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 19. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2023 and 2022
	2023	2022
ASSETS
Cash	$5,095	$5,811
Investment in West Bank	335,422	323,458
Investment in West Bancorporation Capital Trust I	619	619
Other assets	1,210	1,787
Total assets	$342,346	$331,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities	$1,422	$1,194
Subordinated notes, net	79,631	79,369
Long-term debt	36,250	40,000
Total liabilities	117,303	120,563
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	3,000	3,000
Additional paid-in capital	34,197	32,021
Retained earnings	271,369	267,562
Accumulated other comprehensive loss	(83,523)	(91,471)
Total stockholders’ equity	225,043	211,112
Total liabilities and stockholders’ equity	$342,346	$331,675

Statements of Income
Years Ended December 31, 2023, 2022 and 2021
	2023	2022	2021
Operating income:
Equity in net income of West Bank	$30,055	$50,185	$50,880
Equity in net income of West Bancorporation Capital Trust I	52	30	21
Total operating income	30,107	50,215	50,901
Operating expenses:
Interest on subordinated notes	4,442	2,867	1,008
Interest on long-term debt	2,695	1,565	201
Other expenses	657	576	542
Total operating expenses	7,794	5,008	1,751
Income before income taxes	22,313	45,207	49,150
Income tax benefits	(1,824)	(1,192)	(457)
Net income	$24,137	$46,399	$49,607

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021
	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$24,137	$46,399	$49,607
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net income of West Bank	(30,055)	(50,185)	(50,880)
Equity in net income of West Bancorporation Capital Trust I	(52)	(30)	(21)
Dividends received from West Bank	25,200	21,000	21,500
Dividends received from West Bancorporation Capital Trust I	52	30	21
Amortization	262	148	13
Deferred income taxes	1	(8)	1
Change in assets and liabilities:
(Increase) decrease in other assets	189	(116)	(20)
Increase in accrued expenses and other liabilities	4	440	5
Net cash provided by operating activities	19,738	17,678	20,226
Cash Flows from Investing Activities:
Capital contribution to West Bank	—	(58,650)	(34,500)
Net cash used in investing activities	—	(58,650)	(34,500)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	58,756	34,500
Principal payments on long-term debt	(3,750)	—	(4,500)
Common stock cash dividends	(16,704)	(16,619)	(15,543)
Net cash provided by (used in) financing activities	(20,454)	42,137	14,457
Net increase (decrease) in cash	(716)	1,165	183
Cash:
Beginning	5,811	4,646	4,463
Ending	$5,095	$5,811	$4,646

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2023 based on the specified criteria.

The Company’s independent registered public accounting firm, which audited the consolidated financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023 that appears in Item 8 of this Form 10-K and is incorporated into this item by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

West Bancorporation, Inc. and Subsidiary

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

West Bancorporation, Inc. and Subsidiary

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for directors and executive officers as required pursuant to Item 401 of Regulation S-K can be found under the captions “Proposal 1. Election of Directors” and “Governance and Board of Directors—Executive Officers of the Company” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 5, 2024, and is incorporated herein by reference.

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

Stockholder Recommendations for Nominees to the Board of Directors

The information required pursuant to Item 407(c)(3) of Regulation S-K can be found under the caption “General Matters—2025 Stockholder Proposals” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 5, 2024, and is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee that consists of Steven T. Schuler, Chair, James W. Noyce, Rosemary Parson and Therese M. Vaughan. The Board has determined that Mr. Schuler, Mr. Noyce and Dr. Vaughan are audit committee financial experts. The full Board has determined that all members of the Audit Committee are independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required pursuant to Item 402, Item 407(e)(4) and Item 407(e)(5) of Regulation S-K can be found under the captions “Governance and Board of Directors—Director Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 5, 2024, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Effective as of the 2021 annual meeting of stockholders, the West Bancorporation, Inc. 2021 Equity Incentive Plan (2021 Plan) was adopted by the Board of Directors and approved by our stockholders. The prior 2017 Equity Incentive Plan (2017 Plan) was frozen with respect to future grants upon approval of the 2021 Plan. At the time the 2017 Plan was frozen, 196,535 shares had not been issued under the original authorization for that plan. Awards outstanding under the 2017 Plan will remain subject to the 2017 Plan as long as they remain outstanding. Under the terms of the 2021 Plan, the Company may grant a total of 625,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. All employees and directors of the Company and its subsidiary are eligible to become participants in the 2021 Plan. Additional information regarding our equity incentive plans is presented in “Note 13. Stock Compensation Plans” in the notes to the consolidated financial statements pursuant to Item 8. The following table sets forth information regarding outstanding restricted stock units and shares available for future issuance under these plans as of December 31, 2023.

West Bancorporation, Inc. and Subsidiary

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	479,480	—	266,963	`(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	479,480	—	266,963
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

The information required pursuant to Item 403 of Regulation S-K can be found under the captions “Governance and Board of Directors—Security Ownership of Certain Beneficial Owners and Executive Officers,” “Governance and Board of Directors—Other Beneficial Owners” and “Governance and Board of Directors—Changes in Control” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 5, 2024, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found under the captions “Governance and Board of Directors” and “General Matters—Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 5, 2024, and is incorporated herein by reference.

West Bancorporation, Inc. and Subsidiary

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required pursuant to Item 9(e) of Schedule 14A can be found under the caption “Proposal 5. Ratify the Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 5, 2024, and is incorporated herein by reference. The PCAOB ID Number for our Independent Registered Public Accounting Firm is 49.

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
10.28
Credit Agreement, dated as of December 15, 2021, by and between West Bancorporation, Inc. and National Exchange Bank & Trust (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on June 6, 2022)

10.29
Promissory Note, dated as of December 15, 2021, made by West Bancorporation, Inc., to and in favor of National Exchange Bank & Trust (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on June 6, 2022)

West Bancorporation, Inc. and Subsidiary

10.30
Commercial Pledge Agreement, dated as of December 15, 2021, by and between West Bancorporation, Inc. and National Exchange Bank & Trust (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on June 6, 2022)

10.31*
Addendum to Transitional Employment Agreement, dated September 7, 2022, between West Bancorporation, Inc. and Douglas R. Gulling (incorporated herein by reference of Exhibit 10.31 filed with the Form 10-K on February 23, 2023)

21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	West Bancorporation, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101)
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

WEST BANCORPORATION, INC.
(Registrant)

February 22, 2024	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 22, 2024	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

February 22, 2024	By:	/s/ Jane M. Funk
Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

BOARD OF DIRECTORS

February 22, 2024	By:	/s/ James W. Noyce
James W. Noyce
Chairman of the Board

February 22, 2024	By:	/s/ Patrick J. Donovan
Patrick J. Donovan

February 22, 2024	By:	/s/ Lisa J. Elming
Lisa J. Elming

February 22, 2024	By:	/s/ Steven K. Gaer
Steven K. Gaer

February 22, 2024	By:	/s/ Douglas R. Gulling
Douglas R. Gulling

West Bancorporation, Inc. and Subsidiary

February 22, 2024	By:	/s/ Sean P. McMurray
Sean P. McMurray

February 22, 2024	By:	/s/ George D. Milligan
George D. Milligan

February 22, 2024	By:	/s/ Rosemary Parson
Rosemary Parson

February 22, 2024	By:	/s/ Steven T. Schuler
Steven T. Schuler

February 22, 2024	By:	/s/ Therese M. Vaughan
Therese M. Vaughan

February 22, 2024	By:	/s/ Philip Jason Worth
Philip Jason Worth