Form 10-K/A
period 2023-12-31
WEST BANCORPORATION INC
filed 2024-02-23
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

West Bancorporation, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing”) with the United States Securities and Exchange Commission (the “SEC”) on February 22, 2024. The Company is filing this Amendment No. 1 to the Original Filing (this “Amendment No. 1”) solely to correct an inadvertent administrative error in the Critical Audit Matter section of its Report of Registered Public Accounting firm (the “Report”) provided with respect to the Company’s consolidated financial statements. Specifically,

•In the “Allowance for Credit Losses for Loans” section of the Report, the final bullet point listing of procedures for testing management’s judgement and reasonableness of assumptions for qualitative factors and forecasts, on page 54 of the Original Filing, excluded a sub-bullet point that should have been included, reading “Evaluating the magnitude and directional consistency of the adjustments for such.”

In addition, Exhibit 23 in the Original Filing has been amended to contain a currently-dated consent of RSM US LLP.

Except as described above, this Amendment No. 1 speaks as of the original filing date of the Original Filing and does not amend or modify any other information contained in the Original Filing to reflect events that may have occurred subsequent to the original filing date. The Company has included a complete copy of the Original Filing, as amended per above, with this Amendment No. 1.

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

◦Evaluating the magnitude and directional consistency of the adjustments for such.

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