Form 10-Q
period 2024-03-31
WEST BANCORPORATION INC
filed 2024-04-25
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number:  0-49677

WEST BANCORPORATION, INC.
(Exact Name of Registrant as Specified in its Charter)

Iowa	42-1230603
(State of Incorporation)	(I.R.S. Employer Identification No.)

3330 Westown Parkway, West Des Moines, Iowa	50266
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:  (515) 222-2300

1601 22nd Street, West Des Moines, Iowa 50266
(Former name or former address, if changed since last report)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	WTBA	The Nasdaq Global Select Market

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

Yes  ☐                      No  ☒

As of April 24, 2024, there were 16,813,952 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$27,071	$33,245
Interest-bearing deposits	120,946	32,112
Cash and cash equivalents	148,017	65,357
Securities available for sale, at fair value	605,735	623,919
Federal Home Loan Bank stock, at cost	26,181	22,957
Loans	2,980,133	2,927,535
Allowance for credit losses	(28,373)	(28,342)
Loans, net	2,951,760	2,899,193
Premises and equipment, net	95,880	86,399
Accrued interest receivable	15,270	13,581
Bank-owned life insurance	44,138	43,864
Deferred tax assets, net	34,552	34,303
Other assets	41,159	36,185
Total assets	$3,962,692	$3,825,758

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$521,377	$548,726
Interest-bearing demand	449,946	481,207
Savings and money market	1,435,538	1,440,076
Time	658,169	503,770
Total deposits	3,065,030	2,973,779
Federal funds purchased and other short-term borrowings	198,500	150,270
Subordinated notes, net	79,697	79,631
Federal Home Loan Bank advances	315,000	315,000
Long-term debt	46,486	47,736
Accrued expenses and other liabilities	34,223	34,299
Total liabilities	3,738,936	3,600,715
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,813,952 and 16,725,094 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3,000	3,000
Additional paid-in capital	33,685	34,197
Retained earnings	272,997	271,369
Accumulated other comprehensive loss	(85,926)	(83,523)
Total stockholders' equity	223,756	225,043
Total liabilities and stockholders' equity	$3,962,692	$3,825,758

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Interest income:
Loans, including fees	$40,196	$32,948
Securities:
Taxable	3,416	3,316
Tax-exempt	810	885
Interest-bearing deposits	148	30
Total interest income	44,570	37,179
Interest expense:
Deposits	21,559	13,339
Federal funds purchased and other short-term borrowings	2,183	2,079
Subordinated notes	1,108	1,106
Federal Home Loan Bank advances	2,325	1,262
Long-term debt	645	698
Total interest expense	27,820	18,484
Net interest income	16,750	18,695
Credit loss expense (benefit)	—	—
Net interest income after credit loss expense (benefit)	16,750	18,695
Noninterest income:
Service charges on deposit accounts	460	462
Debit card usage fees	458	486
Trust services	776	706
Increase in cash value of bank-owned life insurance	274	257
Gain from bank-owned life insurance	—	691
Other income	331	355
Total noninterest income	2,299	2,957
Noninterest expense:
Salaries and employee benefits	6,489	6,867
Occupancy and equipment	1,447	1,327
Data processing	714	635
Technology and software	700	513
FDIC insurance	519	416
Professional fees	257	250
Director fees	199	205
Other expenses	1,543	1,858
Total noninterest expense	11,868	12,071
Income before income taxes	7,181	9,581
Income taxes	1,372	1,737
Net income	$5,809	$7,844

Basic earnings per common share	$0.35	$0.47
Diluted earnings per common share	$0.35	$0.47

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$5,809	$7,844
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(7,758)	11,667
Income tax (expense) benefit	1,910	(2,911)
Other comprehensive income (loss) on securities	(5,848)	8,756
Unrealized gains on derivatives:
Unrealized holding gains (losses) arising during the period	7,489	(1,634)
Plus: reclassification adjustment for net gains realized in net income	(2,915)	(1,958)
Income tax (expense) benefit	(1,129)	882
Other comprehensive income (loss) on derivatives	3,445	(2,710)
Total other comprehensive income (loss)	(2,403)	6,046
Comprehensive income	$3,406	$13,890

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2024
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2023	$—	16,725,094	$3,000	$34,197	$271,369	$(83,523)	$225,043
Net income	—	—	—	—	5,809	—	5,809
Other comprehensive loss, net of tax	—	—	—	—	—	(2,403)	(2,403)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,181)	—	(4,181)
Stock-based compensation costs	—	—	—	575	—	—	575
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	88,858	—	(1,087)	—	—	(1,087)
Balance, March 31, 2024	$—	16,813,952	$3,000	$33,685	$272,997	$(85,926)	$223,756

	Three Months Ended March 31, 2023
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2022	$—	16,640,413	$3,000	$32,021	$267,562	$(91,471)	$211,112
Cumulative effect of change in accounting principle(1)	—	—	—	—	(3,626)	—	(3,626)
Net income	—	—	—	—	7,844	—	7,844
Other comprehensive income, net of tax	—	—	—	—	—	6,046	6,046
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,160)	—	(4,160)
Stock-based compensation costs	—	—	—	711	—	—	711
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	71,844	—	(935)	—	—	(935)
Balance, March 31, 2023	$—	16,712,257	$3,000	$31,797	$267,620	$(85,425)	$216,992
(1)Cumulative effect adjustment pursuant to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1 for additional information.

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$5,809	$7,844
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	797	829
Stock-based compensation	575	711
Increase in cash value of bank-owned life insurance	(274)	(257)
Depreciation	525	404
Provision for deferred income taxes	532	635
Change in assets and liabilities:
Increase in accrued interest receivable	(1,689)	(296)
(Increase) decrease in other assets	262	(1,322)
Decrease in accrued expenses and other liabilities	(416)	(6,054)
Net cash provided by operating activities	6,121	2,494
Cash Flows from Investing Activities:
Proceeds from principal paydowns, maturities and calls of securities available for sale	9,695	9,661
Purchases of Federal Home Loan Bank stock	(34,193)	(31,595)
Proceeds from redemption of Federal Home Loan Bank stock	30,969	28,705
Net increase in loans	(52,567)	(13,340)
Purchases of premises and equipment	(10,328)	(7,164)
Net cash used in investing activities	(56,424)	(13,733)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	91,251	(82,015)
Net increase in federal funds purchased and other short-term borrowings	48,230	29,290
Net increase in Federal Home Loan Bank advances	—	65,000
Principal payments on long-term debt	(1,250)	—
Common stock dividends paid	(4,181)	(4,160)
Restricted stock units withheld for payroll taxes	(1,087)	(935)
Net cash provided by financing activities	132,963	7,180
Net increase (decrease) in cash and cash equivalents	82,660	(4,059)
Cash and Cash Equivalents:
Beginning	65,357	26,539
Ending	$148,017	$22,480

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$25,588	$16,515
Income taxes	—	—
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2023, filed with the SEC on February 23, 2024. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of March 31, 2024 and December 31, 2023, and net income, comprehensive income (loss), changes in stockholders' equity and cash flows for the three months ended March 31, 2024 and 2023. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method. The ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The ASU does not have a material impact on the Company's financial statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards CodificationTM.. The amendments in the ASU are expected to clarify or improve disclosure presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. These amendments have not had an impact to the Company as of March 31, 2024.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.
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
2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three months ended March 31, 2024 and 2023 are presented in the following table.

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net income	$5,809	$7,844

Weighted average common shares outstanding	16,732	16,645
Weighted average effect of restricted stock units outstanding	54	160
Diluted weighted average common shares outstanding	16,786	16,805

Basic earnings per common share	$0.35	$0.47
Diluted earnings per common share	$0.35	$0.47
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	464	249

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$230,801	$4	$(41,452)	$189,353
Collateralized mortgage obligations (1)	298,786	—	(58,724)	240,062
Mortgage-backed securities (1)	155,222	—	(27,386)	127,836
Collateralized loan obligations	36,721	24	—	36,745
Corporate notes	13,750	—	(2,011)	11,739
	$735,280	$28	$(129,573)	$605,735

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$231,413	$19	$(38,427)	$193,005
Collateralized mortgage obligations (1)	305,200	—	(55,267)	249,933
Mortgage-backed securities (1)	157,711	—	(25,873)	131,838
Collateralized loan obligations	37,632	—	(96)	37,536
Corporate notes	13,750	—	(2,143)	11,607
	$745,706	$19	$(121,806)	$623,919
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with an amortized cost of approximately $442,363 and $447,074 as of March 31, 2024 and December 31, 2023, respectively, were pledged to secure access to Federal Home Loan Bank (FHLB) advances and Federal Reserve credit programs, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of March 31, 2024, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	March 31, 2024
	Amortized Cost	Fair Value
Due after five years through ten years	$74,307	$69,076
Due after ten years	206,965	168,761
	281,272	237,837
Collateralized mortgage obligations and mortgage-backed securities	454,008	367,898
	$735,280	$605,735

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

There were no sales of securities available for sale during the three months ended March 31, 2024 and 2023.

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$4,059	$(58)	10	$184,004	$(41,394)	95	$188,063	$(41,452)
Collateralized mortgage
obligations	—	—	—	240,062	(58,724)	72	240,062	(58,724)
Mortgage-backed securities	—	—	—	127,836	(27,386)	27	127,836	(27,386)
Corporate notes	—	—	—	11,739	(2,011)	8	11,739	(2,011)
	$4,059	$(58)	10	$563,641	$(129,515)	202	$567,700	$(129,573)

	December 31, 2023
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$3,353	$(89)	5	$184,522	$(38,338)	92	$187,875	$(38,427)
Collateralized mortgage
obligations	—	—	—	249,933	(55,267)	72	249,933	(55,267)
Mortgage-backed securities	—	—	—	131,838	(25,873)	27	131,838	(25,873)
Collateralized loan obligations	—	—	—	37,536	(96)	6	37,536	(96)
Corporate notes	—	—	—	11,607	(2,143)	8	11,607	(2,143)
	$3,353	$(89)	5	$615,436	$(121,717)	205	$618,789	$(121,806)

If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of March 31, 2024 and December 31, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of March 31, 2024 and December 31, 2023, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the "Accrued interest receivable" line of the Consolidated Balance Sheets. Interest receivable on securities was $3,443 and $3,271 as of March 31, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Commercial	$544,293	$531,594
Real estate:
Construction, land and land development	465,247	413,477
1-4 family residential first mortgages	108,065	106,688
Home equity	14,020	14,618
Commercial	1,839,580	1,854,510
Consumer and other	12,844	10,930
	2,984,049	2,931,817
Net unamortized fees and costs	(3,916)	(4,282)
	$2,980,133	$2,927,535

Real estate loans of approximately $1,460,000 and $1,420,000 were pledged as security for FHLB advances as of March 31, 2024 and December 31, 2023, respectively.

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

Allowance for Credit Losses for Loans

The following tables detail the changes in the allowance for credit losses (ACL) by loan segment for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,291	$3,668	$704	$142	$18,420	$117	$28,342
Charge-offs	—	—	—	—	—	—	—
Recoveries	26	3	1	1	—	—	31
Provision for credit loss expense(1)	9	374	123	(3)	(529)	26	—
Ending balance	$5,326	$4,045	$828	$140	$17,891	$143	$28,373

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

The following tables present a breakdown of the ACL by segment, disaggregated based on the evaluation method as of March 31, 2024 and December 31, 2023.

	March 31, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,326	4,045	828	140	17,891	143	28,373
Total	$5,326	$4,045	$828	$140	$17,891	$143	$28,373

	December 31, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,291	3,668	704	142	18,420	117	28,342
Total	$5,291	$3,668	$704	$142	$18,420	$117	$28,342

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of March 31, 2024 and December 31, 2023.

	March 31, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$289	$—	$—	$—	$289
Collectively evaluated for credit losses	544,293	465,247	107,776	14,020	1,839,580	12,844	2,983,760
Total	$544,293	$465,247	$108,065	$14,020	$1,839,580	$12,844	$2,984,049

	December 31, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$296	$—	$—	$—	$296
Collectively evaluated for credit losses	531,594	413,477	106,392	14,618	1,854,510	10,930	2,931,521
Total	$531,594	$413,477	$106,688	$14,618	$1,854,510	$10,930	$2,931,817

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

Accrued interest on loans of $11,709 and $10,292 at March 31, 2024 and December 31, 2023, respectively, was included in the "Accrued interest receivable" line of the Consolidated Balance Sheets and was excluded from the estimate of credit losses.

Expected credit losses are reflected in the ACL through a charge to credit loss expense. When the Company deems all or a portion of a loan to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a loan is deemed uncollectible; however, generally speaking, a loan will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

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

The following table presents the amortized cost basis of loans on nonaccrual status, loans on nonaccrual status with no ACL recorded, and loans past due 90 days or more and still accruing by loan segment.

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land
development	—	—	—	—	—	—
1-4 family residential first
mortgages	289	296	289	296	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$289	$296	$289	$296	$—	$—

There was no interest income recognized on loans that were on nonaccrual for the three months ended March 31, 2024 and March 31, 2023.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the delinquency status of the amortized cost of loans as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$544,293	$544,293
Real estate:
Construction, land and
land development	—	—	—	—	465,247	465,247
1-4 family residential
first mortgages	—	—	—	—	108,065	108,065
Home equity	—	—	—	—	14,020	14,020
Commercial	—	—	—	—	1,839,580	1,839,580
Consumer and other	—	—	—	—	12,844	12,844
Total	$—	$—	$—	$—	$2,984,049	$2,984,049

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$531,594	$531,594
Real estate:
Construction, land and
land development	—	—	—	—	413,477	413,477
1-4 family residential
first mortgages	—	—	—	—	106,688	106,688
Home equity	—	—	—	—	14,618	14,618
Commercial	—	—	—	—	1,854,510	1,854,510
Consumer and other	—	—	—	—	10,930	10,930
Total	$—	$—	$—	$—	$2,931,817	$2,931,817

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Loan Restructurings Made to Borrowers Experiencing Financial Difficulty

As of March 31, 2024 and December 31, 2023, the Company had no loan restructurings made to borrowers experiencing financial difficulty. There were no loan restructurings made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the three months ended March 31, 2024 and 2023. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross write-off by loan segment and origination year, based on the analysis performed as of March 31, 2024 and December 31, 2023.

	Term Loans by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial
Pass	$36,649	$130,459	$104,541	$46,283	$28,261	$48,969	$149,131	$544,293
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$36,649	$130,459	$104,541	$46,283	$28,261	$48,969	$149,131	$544,293
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development
Pass	$36,406	$132,400	$122,137	$57,514	$20,050	$1,431	$95,309	$465,247
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$36,406	$132,400	$122,137	$57,514	$20,050	$1,431	$95,309	$465,247
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$4,262	$45,845	$19,797	$19,472	$11,318	$6,372	$568	$107,634
Watch	—	142	—	—	—	—	—	142
Substandard	—	—	—	—	—	289	—	289
Doubtful	—	—	—	—	—	—	—	—
Total	$4,262	$45,987	$19,797	$19,472	$11,318	$6,661	$568	$108,065
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$116	$2,870	$272	$497	$93	$132	$10,040	$14,020
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$116	$2,870	$272	$497	$93	$132	$10,040	$14,020
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$36,911	$205,983	$503,555	$455,058	$347,805	$264,512	$25,756	$1,839,580
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$36,911	$205,983	$503,555	$455,058	$347,805	$264,512	$25,756	$1,839,580
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$383	$1,599	$183	$323	$38	$69	$10,249	$12,844
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$383	$1,599	$183	$323	$38	$69	$10,249	$12,844
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

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

	As of March 31, 2024
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$289	$—	$—	$289	$—
Total	$289	$—	$—	$289	$—

	As of December 31, 2023
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$296	$—	$—	$296	$—
Total	$296	$—	$—	$296	$—

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company's allowance for credit losses for unfunded commitments was $2,544 as of March 31, 2024 and December 31, 2023. The allowance for credit losses for off-balance-sheet credit exposures is presented in the "Accrued expenses and other liabilities" line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance-sheet credit exposures is reflected in the "Credit loss expense" line of the Consolidated Statements of Income. There were no changes to the allowance for credit losses for off-balance-sheet credit exposures during the three months ended March 31, 2024 and March 31, 2023.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $515,000 and $445,000 at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the Company had swaps with a total notional amount of $315,000 that hedge the interest payments of rolling one-month funding consisting of FHLB advances or brokered deposits. One of these swaps with a total notional amount of $20,000 is a forward-starting swap with a starting date in August 2024. Also as of March 31, 2024, the Company had swaps with a total notional amount of $40,000 that effectively convert variable-rate long-term debt to fixed-rate debt and swaps with a total notional amount of $160,000 that hedge the interest payments of certain deposit accounts. Two swaps with a total notional amount of $50,000 are forward-starting swaps with a starting date in July 2024 and will replace $50,000 of the swaps hedging interest payments on deposit accounts upon maturity.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Cash Flow Hedges:
Gross notional amount	$515,000	$445,000
Fair value in other assets	14,942	11,313
Fair value in other liabilities	(43)	(988)
Weighted-average floating rate received	5.63%	5.64%
Weighted-average fixed rate paid	3.04%	3.04%
Weighted-average maturity in years	2.5	2.6

Non-Hedging Derivatives:
Gross notional amount	$291,968	$293,400
Fair value in other assets	15,723	14,114
Fair value in other liabilities	(15,723)	(14,114)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Pre-tax gain (loss) recognized in other comprehensive
income (loss)	$7,489	$(1,634)
Decrease in interest expense	(2,915)	(1,958)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company estimates there will be approximately $11,514 reclassified from accumulated other comprehensive income (loss) to decrease interest expense through the 12 months ending March 31, 2025 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of both March 31, 2024 and December 31, 2023, the Company pledged $0 of collateral to the counterparties in the form of cash on deposit. As of March 31, 2024 and December 31, 2023, the Company's counterparties pledged $29,820 and $22,340, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit losses	$7,606	$7,598
Net unrealized losses on securities available for sale	31,997	30,081
Lease liabilities	758	837
Accrued expenses	236	196
Restricted stock unit compensation	680	1,185
State net operating loss carryforward	1,820	1,763
Other	178	177
	43,275	41,837
Deferred tax liabilities:
Right-of-use assets	717	795
Deferred loan costs	256	258
Net unrealized gains on interest rate swaps	3,676	2,547
Premises and equipment	1,721	1,657
New markets tax credit loan	411	389
Other	122	125
	6,903	5,771
Net deferred tax assets before valuation allowance	36,372	36,066
Valuation allowance	(1,820)	(1,763)
Net deferred tax assets	$34,552	$34,303

The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, as management believes it is more likely than not that these carryforwards will expire without being utilized. The state net operating loss carryforwards expire in 2024 and thereafter.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2024 and 2023.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2023	$(91,233)	$7,710	$(83,523)
Other comprehensive income (loss) before reclassifications	(5,842)	5,640	(202)
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	(2,195)	(2,201)
Net current period other comprehensive income (loss)	(5,848)	3,445	(2,403)
Balance, March 31, 2024	$(97,081)	$11,155	$(85,926)

Balance, December 31, 2022	$(103,680)	$12,209	$(91,471)
Other comprehensive income (loss) before reclassifications	8,762	(1,233)	7,529
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	(1,477)	(1,483)
Net current period other comprehensive income (loss)	8,756	(2,710)	6,046
Balance, March 31, 2023	$(94,924)	$9,499	$(85,425)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following amounts as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Commitments to fund real estate construction loans	$343,796	$385,846
Other commitments to extend credit	593,471	641,554
Standby letters of credit	17,766	15,972
	$955,033	$1,043,372

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $19,373 and $20,159 at March 31, 2024 and December 31, 2023, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,525 and $1,649 as of March 31, 2024 and December 31, 2023, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2024.

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

Management obtains the fair value of securities at the end of each reporting period via a third-party pricing service. Management reviewed the valuation process used by the third party and believed the process was valid. On a quarterly basis, management corroborates the fair values of securities by obtaining pricing from an independent financial market data vendor and comparing the two sets of fair values. Any significant variances are reviewed and investigated. For a sample of securities, prices are further validated by management by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and the securities were properly classified in the fair value hierarchy.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$189,353	$—	$189,353	$—
Collateralized mortgage obligations	240,062	—	240,062	—
Mortgage-backed securities	127,836	—	127,836	—
Collateralized loan obligations	36,745	—	36,745	—
Corporate notes	11,739	—	11,739	—
Derivative instruments, interest rate swaps	30,665	—	30,665	—

Financial liabilities:
Derivative instruments, interest rate swaps	$15,766	$—	$15,766	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$193,005	$—	$193,005	$—
Collateralized mortgage obligations	249,933	—	249,933	—
Mortgage-backed securities	131,838	—	131,838	—
Collateralized loan obligations	37,536	—	37,536	—
Corporate notes	11,607	—	11,607	—
Derivative instruments, interest rate swaps	25,427	—	25,427	—

Financial liabilities:
Derivative instruments, interest rate swaps	$15,102	$—	$15,102	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Individually evaluated loans that are deemed to have impairment are classified within Level 3 of the fair value hierarchy and are recorded at fair value, which is based on the value of the collateral securing these loans. As of both March 31, 2024 and December 31, 2023, there were no individually evaluated loans with a fair value adjustment.

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$27,071	$27,071	$27,071	$—	$—
Interest-bearing deposits	120,946	120,946	120,946	—	—
Securities available for sale	605,735	605,735	—	605,735	—
Federal Home Loan Bank stock	26,181	26,181	26,181	—	—
Loans, net	2,951,760	2,845,995	—	2,845,995	—
Accrued interest receivable	15,270	15,270	15,270	—	—
Interest rate swaps	30,665	30,665	—	30,665	—
Financial liabilities:
Deposits	$3,065,030	$3,062,200	$—	$3,062,200	$—
Federal funds purchased and other short-term borrowings	198,500	198,500	198,500	—	—
Subordinated notes, net	79,697	64,836	—	64,836	—
Federal Home Loan Bank advances	315,000	315,000	—	315,000	—
Long-term debt	46,486	46,486	—	46,486	—
Accrued interest payable	8,921	8,921	8,921	—	—
Interest rate swaps	15,766	15,766	—	15,766	—

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
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, including the effects of recent rate increases by the Federal Reserve; fluctuations in the values of the securities held in our investment portfolio, including as a result of rising interest rates; competitive pressures, including from non-bank competitors such as "fintech" companies and digital asset service providers; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards or regulatory requirements; the concentration of large deposits from certain clients, who have balances above current FDIC insurance limits; changes in local, national and international economic conditions, including high rates of inflation and possible recession; the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in recent bank failures; changes in legal and regulatory requirements, limitations and costs, including in response to the recent bank failures; changes in customers’ acceptance of the Company’s products and services; the occurrence of fraudulent activity, breaches or failures of our or our third-party partners' information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, including the ongoing Israeli-Palestinian conflict and the Russian invasion of Ukraine, widespread disease or pandemics, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their business; changes to U.S. tax laws, regulations and guidance; potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election; talent and labor shortages; the 1 percent excise tax on stock buybacks by publicly traded companies; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2023, as filed with the SEC on February 23, 2024. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2023.

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

	Three Months Ended March 31,
	2024	2023
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$16,750	$18,695
Tax-equivalent adjustment (1)	82	161
Net interest income on a FTE basis (non-GAAP)	16,832	18,856
Average interest-earning assets	3,595,954	3,435,988
Net interest margin on a FTE basis (non-GAAP)	1.88%	2.23%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$16,832	$18,856
Noninterest income	2,299	2,957
Adjusted income	19,131	21,813
Noninterest expense	11,868	12,071
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	62.04%	55.34%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three months ended March 31, 2024 are compared to the results for the same period in 2023, and the consolidated financial condition of the Company as of March 31, 2024 is compared to that as of December 31, 2023. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2023, filed with the SEC on February 23, 2024.

The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended March 31, 2024 was $5,809, or $0.35 per diluted common share, compared to $7,844, or $0.47 per diluted common share, for the three months ended March 31, 2023. The Company's annualized return on average assets and return on average equity for the three months ended March 31, 2024 were 0.61 percent and 10.63 percent, respectively, compared to 0.88 percent and 14.77 percent, respectively, for the three months ended March 31, 2023.

The decrease in net income for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to decreases in net interest income and gain from bank-owned life insurance and an increase in technology and software costs, partially offset by a decrease in salaries and employee benefits.

Net interest income for the three months ended March 31, 2024 declined $1,945, or 10.4 percent, compared to the three months ended March 31, 2023. The decrease in net interest income was primarily due to the increase in interest expense on deposits and other borrowings, resulting from rapidly rising short-term interest rates and an inverted yield curve, and changes in funding mix, partially offset by an increase in interest income on loans.

Noninterest income decreased $658 for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a gain from bank-owned life insurance in 2023, partially offset by an increase in trust services revenue in 2024. Noninterest expense decreased $203 during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a decrease in salaries and employee benefits and business development expenses, partially offset by increases in occupancy and equipment, technology and software expense and FDIC insurance.

Total loans outstanding increased $52,598, or 1.8 percent, during the first three months of 2024. The credit quality of the loan portfolio remained strong, as evidenced by the Company's ratio of nonperforming loans to total assets of 0.01 percent as of both March 31, 2024 and December 31, 2023. As of March 31, 2024, the allowance for credit losses was 0.95 percent of total outstanding loans, compared to 0.97 percent as of December 31, 2023. Management believed the allowance for credit losses at March 31, 2024 was adequate to absorb expected losses in the loan portfolio as of that date.

On a quarterly basis, the Company compares three key performance metrics to those of our identified peer group. The peer group for 2024 consists of 22 Midwestern, publicly traded financial institutions, including Bank First Corporation, Bridgewater Bancshares Inc., ChoiceOne Financial Services, Inc., Civista Bancshares, Inc., CrossFirst Bankshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., HBT Financial Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Macatawa Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. The Company is in the middle of the group in terms of asset size. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and nonperforming assets to total assets. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the three months ended March 31, 2024	As of and for the year ended December 31, 2023	As of and for the year ended December 31, 2023
Return on average equity	10.63%	11.42%	1.85% - 17.24%
Efficiency ratio(1)	62.04%	60.73%	45.85% - 70.02%
Nonperforming assets to total assets	0.01%	0.01%	0.00% - 0.73%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

At its meeting on April 24, 2024, the Company's Board of Directors declared a regular quarterly cash dividend of $0.25 per common share. The dividend is payable on May 22, 2024, to stockholders of record on May 8, 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2024 compared with the same period in 2023.

	Three Months Ended March 31,
	2024	2023	Change	Change %
Net income	$5,809	$7,844	$(2,035)	(25.94)%
Average assets	3,812,199	3,617,458	194,741	5.38%
Average stockholders' equity	219,835	215,391	4,444	2.06%

Return on average assets	0.61%	0.88%	(0.27)%
Return on average equity	10.63%	14.77%	(4.14)%
Net interest margin (1)	1.88%	2.23%	(0.35)%
Efficiency ratio (1) (2)	62.04%	55.34%	6.70%
Dividend payout ratio	71.59%	52.31%	19.28%
Average equity to average assets ratio	5.77%	5.95%	(0.18)%

	As of March 31,
	2024	2023	Change
Nonperforming assets to total assets (2)	0.01%	0.01%	—%
Equity to assets ratio	5.65%	5.99%	(0.34)%
Tangible common equity ratio	5.65%	5.99%	(0.34)%
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

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2024	2023	Change	Change- %	2024	2023	Change	Change- %	2024	2023	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$534,000	$522,034	$11,966	2.29%	$8,781	$7,567	$1,214	16.04%	6.61%	5.88%	0.73%
Real estate (3)	2,403,536	2,215,355	188,181	8.49%	31,231	25,333	5,898	23.28%	5.23%	4.64%	0.59%
Consumer and other	12,136	7,992	4,144	51.85%	229	125	104	83.20%	7.60%	6.35%	1.25%
Total loans	2,949,672	2,745,381	204,291	7.44%	40,241	33,025	7,216	21.85%	5.49%	4.88%	0.61%

Securities:
Taxable	492,689	538,158	(45,469)	(8.45)%	3,416	3,316	100	3.02%	2.77%	2.46%	0.31%
Tax-exempt (3)	143,009	150,311	(7,302)	(4.86)%	847	974	(127)	(13.04)%	2.37%	2.59%	(0.22)%
Total securities	635,698	688,469	(52,771)	(7.66)%	4,263	4,290	(27)	(0.63)%	2.68%	2.49%	0.19%

Interest-bearing deposits	10,584	2,138	8,446	395.04%	148	25	123	492.00%	5.64%	4.81%	0.83%
Total interest-earning assets (3)	$3,595,954	$3,435,988	$159,966	4.66%	44,652	37,340	7,312	19.58%	4.99%	4.41%	0.58%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$457,605	$500,392	$(42,787)	(8.55)%	2,188	1,570	618	39.36%	1.92%	1.27%	0.65%
Savings and money market	1,428,609	1,277,676	150,933	11.81%	12,849	8,655	4,194	48.46%	3.62%	2.75%	0.87%
Time	540,824	417,427	123,397	29.56%	6,522	3,114	3,408	109.44%	4.85%	3.03%	1.82%
Total deposits	2,427,038	2,195,495	231,543	10.55%	21,559	13,339	8,220	61.62%	3.57%	2.46%	1.11%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	156,534	186,333	(29,799)	(15.99)%	2,183	2,079	104	5.00%	5.61%	4.53%	1.08%
Subordinated notes, net	79,659	79,400	259	0.33%	1,108	1,106	2	0.18%	5.60%	5.65%	(0.05)%
Federal Home Loan Bank
advances	315,000	203,722	111,278	54.62%	2,325	1,262	1,063	84.23%	2.97%	2.51%	0.46%
Long-term debt	46,967	51,486	(4,519)	(8.78)%	645	698	(53)	(7.59)%	5.52%	5.50%	0.02%
Total borrowed funds	598,160	520,941	77,219	14.82%	6,261	5,145	1,116	21.69%	4.21%	4.01%	0.20%
Total interest-bearing
liabilities	$3,025,198	$2,716,436	$308,762	11.37%	27,820	18,484	9,336	50.51%	3.70%	2.76%	0.94%

Net interest income (FTE) (4)					$16,832	$18,856	$(2,024)	(10.73)%
Net interest spread (FTE)									1.29%	1.65%	(0.36)%
Net interest margin (FTE) (4)									1.88%	2.23%	(0.35)%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve increased the target federal funds interest rate by a total of 425 basis points in 2022 and an additional 100 basis points in 2023. The Federal Reserve has signaled that it is at the end of this rate hiking cycle. However, at this time the extent to which target federal funds interest rate changes may occur during 2024 is unknown.

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three months ended March 31, 2024 decreased by 35 basis points compared to the three months ended March 31, 2023. The primary driver of the decrease in the net interest margin was an increase in rates paid on deposits and borrowed funds, which have repriced faster than loans and securities. The increases in deposit rates have outpaced the benefits of loan repricings and growth in average loan balances when comparing the three months ended March 31, 2024 to the three months ended March 31, 2023. Tax-equivalent net interest income for the three months ended March 31, 2024 decreased $2,024 compared to the same time period in 2023.

Tax-equivalent interest income on loans increased $7,216 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase in interest income on loans was driven by a combination of an increase in the average balance of loans and an increase in loan yields. The average balance of loans for the three months ended March 31, 2024 increased $204,291 compared to the three months ended March 31, 2023, while loan yields increased 61 basis points. Rising market interest rates have resulted in increasing rates on variable-rate loans in the portfolio and loan originations and renewals priced at higher prevailing market rates compared to current portfolio rates. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The yield on the loan portfolio is expected to increase in flat and rising rate environments as variable-rate loans reprice at higher rates and renewals and new originations are priced at prevailing market rates, which exceed the roll-off rate of principal repayments on existing loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

The average balance of deposits increased $231,543 for the three months ended March 31, 2024 compared to the same period in 2023. The rate paid on deposits increased 111 basis points for the three months ended March 31, 2024 compared to the same period in 2023. The increase in the cost of deposits was primarily due to increases in deposit interest rates in response to increases in the target federal funds rate that occurred throughout 2022 and 2023, increased competition for deposit balances, and changes in deposit mix. The Federal Reserve increases of the target federal funds rate in 2022 and 2023 have had an adverse impact on the cost of deposits and have increased market competition.

Interest expense on borrowed funds increased $1,116 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The average balance of borrowed funds increased $77,219 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The average balance of federal funds purchased and other short-term borrowings decreased $29,799 for the three months ended March 31, 2024 compared to the same period in 2023. The average rate on federal funds purchased and other short-term borrowings increased by 108 basis points in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase in average rates paid on federal funds purchased and other short-term borrowings was driven by the increases in the target federal funds rate by the Federal Reserve. The average balance of FHLB advances increased by $111,278 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase in the average balance was primarily due to additional rolling one-month FHLB advances added throughout 2023 that are hedged with long-term interest rate swap agreements to provide fixed cost wholesale funding.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Credit Loss Expense and the Related Allowance for Credit Losses

The credit loss expense recorded on the income statement represents a charge made to earnings to maintain an adequate allowance for credit losses. The adequacy of the allowance for credit losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for credit losses is management's estimate of expected lifetime losses in the loan portfolio as of the balance sheet date. The Company recorded no credit loss expense for both the three months ended March 31, 2024 and March 31, 2023. Management believed the allowance for credit losses at March 31, 2024 was adequate to absorb expected losses in the loan portfolio as of that date.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for credit losses on loans for the three months ended March 31, 2024 and 2023 and related ratios.

	Three Months Ended March 31,
	2024	2023	Change
Balance at beginning of period	$28,342	$25,473	$2,869
Adoption of CECL	—	2,458	(2,458)
Charge-offs	—	—	—
Recoveries	31	10	21
Net (charge-offs) recoveries	31	10	21
Provision for credit losses charged (credited) to operations	—	—	—
Balance at end of period	$28,373	$27,941	$432

Average loans outstanding	$2,949,672	$2,745,381

Ratio of annualized net (charge-offs) recoveries during the period to average
loans outstanding	0.00%	0.00%

Ratio of allowance for credit losses for loans to average loans outstanding	0.96%	1.02%

Ratio of allowance for credit losses for loans to total loans at end of period	0.95%	1.01%

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended March 31,
Noninterest income:	2024	2023	Change	Change %
Service charges on deposit accounts	$460	$462	$(2)	(0.43)%
Debit card usage fees	458	486	(28)	(5.76)%
Trust services	776	706	70	9.92%
Increase in cash value of bank-owned life insurance	274	257	17	6.61%
Gain from bank-owned life insurance	—	691	(691)	(100.00)%
Other income	331	355	(24)	(6.76)%
Total noninterest income	$2,299	$2,957	$(658)	(22.25)%

Revenue from trust services was higher for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to increases in one-time estate fees. The gain from bank-owned life insurance that occurred in the three months ended March 31, 2023 was the result of a death benefit claim.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Expense

The following table shows the variance from the prior year periods in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “other expenses” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended March 31,
Noninterest expense:	2024	2023	Change	Change %
Salaries and employee benefits	$6,489	$6,867	$(378)	(5.50)%
Occupancy and equipment	1,447	1,327	120	9.04%
Data processing	714	635	79	12.44%
Technology and software	700	513	187	36.45%
FDIC insurance	519	416	103	24.76%
Professional fees	257	250	7	2.80%
Director fees	199	205	(6)	(2.93)%
Other expenses:
Business development	209	333	(124)	(37.24)%
Insurance expense	192	215	(23)	(10.70)%
Trust	170	165	5	3.03%
Consulting fees	61	49	12	24.49%
Marketing	36	41	(5)	(12.20)%
Charitable contributions	—	60	(60)	(100.00)%
Low income housing projects amortization	165	161	4	2.48%
New markets tax credit project amortization and management fees	230	230	—	—%
All other	480	604	(124)	(20.53)%
Total other	1,543	1,858	(315)	(16.95)%
Total noninterest expense	$11,868	$12,071	$(203)	(1.68)%

Salaries and employee benefits decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to a reduction in incentive compensation. Occupancy and equipment expense increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to an increase in depreciation expense related to new bank buildings and scheduled increases in rent expense on existing leases. Technology and software expenses increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the addition of new technology, product updates and information security solutions.

Income Tax Expense

The Company recorded income tax expense of $1,372 (19.1 percent of pre-tax income) for the three months ended March 31, 2024, compared with $1,737 (18.1 percent of pre-tax income) for the three months ended March 31, 2023. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain from bank-owned life insurance, disallowed interest expense, and state income taxes. Additionally, for the three months ended March 31, 2024 a tax expense of $5 was recorded as a result of the decrease in fair value of restricted stock over the vesting period. For the three months ended March 31, 2023, a tax benefit of $11 was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rates for the first three months of 2024 and 2023 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $377 and $375, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $3,962,692 as of March 31, 2024, compared to total assets of $3,825,758 as of December 31, 2023. Changes in the balance sheet included increases in interest-bearing deposits, loans, premises and equipment and deposits and a decrease in securities available for sale.

Securities

Securities available for sale decreased by $18,184 during the three months ended March 31, 2024. This decrease was due to principal paydowns on securities and the decline in fair value of the securities available for sale resulting from the increase in market interest rates since December 31, 2023. Management concluded the unrealized losses are the result of increases in risk-free market interest rates since the securities were purchased and are not an indication of declining credit quality. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax. The Company expects the securities portfolio as a percentage of total assets to decrease over time as the proceeds from paydowns and maturities may be used for loan growth or repayment of borrowed funds.

As of March 31, 2024, approximately 61 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management believes these securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities.

Loans and Nonperforming Assets

Loans outstanding increased $52,598 from $2,927,535 as of December 31, 2023 to $2,980,133 as of March 31, 2024. Changes in the loan portfolio during the first three months of 2024 included increases of $51,770 in construction, land and land development loans and $12,699 in commercial loans and a decrease of $14,930 in commercial real estate loans.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land development, and other land loans exceed 100 percent of total risk-based capital. Although the commercial real estate portfolio exceeded these regulatory guidelines as of March 31, 2024, they were within the Company's established policy limits and management believes that the Company has appropriate risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2023 was presented in the Company's Form 10-K, as amended, filed with the SEC on February 23, 2024, and the Company has not experienced any material changes to that portfolio since December 31, 2023.

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	March 31, 2024	December 31, 2023	Change
Nonaccrual loans	$289	$296	$(7)
Loans past due 90 days and still accruing interest	—	—	—
Loan restructurings (1)	—	—	—
Total nonperforming loans	289	296	(7)
Other real estate owned	—	—	—
Total nonperforming assets	$289	$296	$(7)

Nonperforming loans to total loans	0.01%	0.01%	—%
Nonperforming assets to total assets	0.01%	0.01%	—%
(1)While loan restructurings made to borrowers experiencing financial difficulty (loan restructurings) are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. Loan restructurings on nonaccrual status are categorized as nonaccrual. There were no loan restructurings categorized as nonaccrual as of March 31, 2024 or December 31, 2023.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Deposits

Deposits increased $91,251, or 3.1 percent, during the first three months of 2024. Brokered deposits increased to $396,363 at March 31, 2024, from $305,411 at December 31, 2023. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers' own liquidity needs. In particular, significant competition for deposits driven by high interest rate alternatives for depositors is currently impacting deposit fluctuations and increasing our cost of deposits.

West Bank participates in the IntraFi® ICS and CDARS reciprocal deposit network which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. As of March 31, 2024, estimated uninsured deposits, which excludes deposits in the IntraFi® reciprocal network, brokered deposits and public funds protected by state programs, were approximately 27.2 percent of total deposits.

Borrowed Funds

Federal funds purchased and other short-term borrowings increased from $150,270 at December 31, 2023 to $198,500 as of March 31, 2024. The fluctuations in the balances of federal funds purchased and other short-term borrowings is based on customer loan and deposit activity and the Company's balance sheet management objectives, which from time to time may require the Company to draw on the federal funds purchased lines with our correspondent banks, FHLB advances or other liquidity sources.

The Company had $315,000 of FHLB advances outstanding at March 31, 2024, $295,000 of which are one-month rolling advances hedged with long-term interest rate swaps. The interest rate swaps that hedge the interest rates on these FHLB advances have maturity dates ranging from August 2024 through June 2029 and fixed rates ranging from 1.69 percent to 4.65 percent. Additionally, the Company has one interest rate swap with a total notional amount of $20,000 that is a forward-starting interest rate swap with a starting date of August 2024. This strategy of hedging short-term rolling funding effectively provides fixed cost wholesale funding through the maturity dates of the various interest rate swaps.

Liquidity

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $148,017 as of March 31, 2024 compared with $65,357 as of December 31, 2023.

Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers' own liquidity needs. The Company utilizes brokered deposits and other wholesale funding to supplement core deposit fluctuations and loan growth. Brokered deposits are obtained through various programs administered by IntraFi®, including IntraFi® Network Deposits and IntraFi® Funding, and through other third party brokers. At March 31, 2024, the Company had $396,363 in brokered deposits, which included fixed-rate deposits with terms through February 2029 and variable-rate deposits with terms through February 2025.

As of March 31, 2024, West Bank had additional borrowing capacity available from the FHLB of approximately $479,000, as well as approximately $73,000 through the Federal Reserve discount window and $75,000 through unsecured federal funds lines of credit with correspondent banks. No funds were borrowed from the Federal Reserve discount window during the three months ended March 31, 2024. Net cash from operating activities contributed $6,121 to liquidity for the three months ended March 31, 2024. Management believed that the combination of high levels of potentially liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity are sufficient to meet our liquidity and capital needs.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,525 and $1,649 as of March 31, 2024 and December 31, 2023, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Capital

The Company's total stockholders' equity decreased to $223,756 at March 31, 2024 from $225,043 at December 31, 2023. The decrease was primarily the result of the increase in accumulated other comprehensive loss, which was primarily the result of the negative effect that rising interest rates have had on the unrealized market value adjustment of our available for sale investment portfolio. While accumulated other comprehensive losses reduce tangible common equity, they have no impact on regulatory capital. At March 31, 2024, the Company's tangible common equity as a percent of tangible assets was 5.65 percent compared to 5.88 percent as of December 31, 2023.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024
Total Capital (to Risk-Weighted Assets)
Consolidated	$420,599	11.78%	$285,615	8.00%	$374,870	10.50%	$357,019	10.00%
West Bank	450,518	12.63%	285,443	8.00%	374,645	10.50%	356,804	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	329,682	9.23%	214,211	6.00%	303,466	8.50%	285,615	8.00%
West Bank	419,601	11.76%	214,083	6.00%	303,284	8.50%	285,443	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	309,682	8.67%	160,658	4.50%	249,913	7.00%	232,062	6.50%
West Bank	419,601	11.76%	160,562	4.50%	249,763	7.00%	231,923	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	329,682	8.36%	157,657	4.00%	157,657	4.00%	197,071	5.00%
West Bank	419,601	10.65%	157,599	4.00%	157,599	4.00%	196,999	5.00%

As of December 31, 2023
Total Capital (to Risk-Weighted Assets)
Consolidated	$419,452	11.88%	$282,508	8.00%	$370,791	10.50%	$353,135	10.00%
West Bank	450,444	12.76%	282,307	8.00%	370,527	10.50%	352,883	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	328,566	9.30%	211,881	6.00%	300,164	8.50%	282,508	8.00%
West Bank	419,558	11.89%	211,730	6.00%	299,951	8.50%	282,307	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	308,566	8.74%	158,911	4.50%	247,194	7.00%	229,537	6.50%
West Bank	419,558	11.89%	158,797	4.50%	247,018	7.00%	229,374	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	328,566	8.50%	154,628	4.00%	154,628	4.00%	193,285	5.00%
West Bank	419,558	10.86%	154,571	4.00%	154,571	4.00%	193,213	5.00%

The Company and West Bank are subject to a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At March 31, 2024, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

The Company has an Asset Liability Committee which meets quarterly to review the interest rate sensitivity position and to review and develop various strategies for managing interest rate risk. Measuring and maintaining interest rate risk is a dynamic process that management performs with the objective of maximizing net interest margin while maintaining interest rate risk within acceptable tolerances. This process relies primarily on the simulation of net interest income over multiple interest rate scenarios. The Company engages a third party that utilizes a modeling program to measure the Company’s exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, this analysis measures the estimated change in net interest income. The simulations allow for ongoing assessment of interest rate sensitivity and can include the impact of potential new business strategies. The modeled scenarios begin with a base case in which rates are unchanged and include parallel and nonparallel rate shocks. The model includes deposit beta assumptions which are estimates of changes in interest-bearing deposit pricing for a given change in market interest rates. In the current model scenario, deposit betas in falling rate scenarios are significantly lower than the deposit betas in rising rate scenarios. This results in a smaller deposit repricing benefit in falling rate scenarios. The results of the rate shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity. The results of the simulation are compared against approved policy limits.

The following table presents the estimated change in net interest income over a one year time horizon under several scenarios of assumed interest rate changes for the rate shock levels shown. The changes in each interest rate scenario represents the difference between estimated net interest income in the unchanged interest rate scenario, or the base case, and the estimated net interest income in each of the alternative interest rate scenarios. The net interest income in each scenario is based on immediate parallel yield curve changes in the interest rates applied to a static balance sheet. This analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.

	At March 31, 2024
	Sensitivity of Net Interest Income Over One Year Horizon
Change in Interest Rates	$ Change	% Change
300 basis points rising	$(13,158)	(16.94)%
200 basis points rising	(8,808)	(11.34)
100 basis points rising	(4,552)	(5.86)
100 basis points falling	1,220	1.57
200 basis points falling	1,267	1.63

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

Item 1A. Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K, as amended, filed with the Securities and Exchange Commission on February 23, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

West Bancorporation, Inc.
(Registrant)

April 25, 2024	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

April 25, 2024	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)