Form 10-Q
period 2024-06-30
WEST BANCORPORATION INC
filed 2024-07-25
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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

Yes  ☐                      No  ☒

As of July 24, 2024, there were 16,832,632 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$27,994	$33,245
Interest-bearing deposits	121,825	32,112
Cash and cash equivalents	149,819	65,357
Securities available for sale, at fair value	588,452	623,919
Federal Home Loan Bank stock, at cost	21,065	22,957
Loans	2,998,774	2,927,535
Allowance for credit losses	(28,422)	(28,342)
Loans, net	2,970,352	2,899,193
Premises and equipment, net	101,965	86,399
Accrued interest receivable	14,139	13,581
Bank-owned life insurance	44,416	43,864
Deferred tax assets, net	33,477	34,303
Other assets	41,430	36,185
Total assets	$3,965,115	$3,825,758

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$530,441	$548,726
Interest-bearing demand	443,658	481,207
Savings and money market	1,580,523	1,440,076
Time	626,300	503,770
Total deposits	3,180,922	2,973,779
Federal funds purchased and other short-term borrowings	85,500	150,270
Subordinated notes, net	79,762	79,631
Federal Home Loan Bank advances	315,000	315,000
Long-term debt	45,236	47,736
Accrued expenses and other liabilities	34,812	34,299
Total liabilities	3,741,232	3,600,715
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,832,632 and 16,725,094 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,000	3,000
Additional paid-in capital	34,322	34,197
Retained earnings	273,981	271,369
Accumulated other comprehensive loss	(87,420)	(83,523)
Total stockholders' equity	223,883	225,043
Total liabilities and stockholders' equity	$3,965,115	$3,825,758

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Loans, including fees	$41,700	$35,011	$81,896	$67,959
Securities:
Taxable	3,394	3,432	6,810	6,748
Tax-exempt	808	883	1,618	1,768
Interest-bearing deposits	1,666	25	1,814	55
Total interest income	47,568	39,351	92,138	76,530
Interest expense:
Deposits	23,943	16,277	45,502	29,616
Federal funds purchased and other short-term borrowings	1,950	2,264	4,133	4,343
Subordinated notes	1,105	1,109	2,213	2,215
Federal Home Loan Bank advances	2,718	1,621	5,043	2,883
Long-term debt	622	739	1,267	1,437
Total interest expense	30,338	22,010	58,158	40,494
Net interest income	17,230	17,341	33,980	36,036
Credit loss expense (benefit)	—	—	—	—
Net interest income after credit loss expense (benefit)	17,230	17,341	33,980	36,036
Noninterest income:
Service charges on deposit accounts	462	458	922	920
Debit card usage fees	490	511	948	997
Trust services	794	749	1,570	1,455
Increase in cash value of bank-owned life insurance	278	250	552	507
Gain from bank-owned life insurance	—	—	—	691
Other income	322	421	653	776
Total noninterest income	2,346	2,389	4,645	5,346
Noninterest expense:
Salaries and employee benefits	7,169	7,029	13,658	13,896
Occupancy and equipment	1,852	1,322	3,299	2,649
Data processing	754	729	1,468	1,364
Technology and software	731	579	1,431	1,092
FDIC insurance	631	420	1,150	836
Professional fees	244	287	501	537
Director fees	236	251	435	456
Other expenses	1,577	1,857	3,120	3,715
Total noninterest expense	13,194	12,474	25,062	24,545
Income before income taxes	6,382	7,256	13,563	16,837
Income taxes	1,190	1,394	2,562	3,131
Net income	$5,192	$5,862	$11,001	$13,706

Basic earnings per common share	$0.31	$0.35	$0.66	$0.82
Diluted earnings per common share	$0.31	$0.35	$0.65	$0.82

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$5,192	$5,862	$11,001	$13,706
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(1,436)	(8,837)	(9,194)	2,830
Income tax (expense) benefit	344	2,192	2,254	(719)
Other comprehensive income (loss) on securities	(1,092)	(6,645)	(6,940)	2,111
Unrealized gains on derivatives:
Unrealized holding gains arising during the period	2,364	8,102	9,853	6,468
Plus: reclassification adjustment for net gains realized in net income	(2,898)	(2,467)	(5,813)	(4,425)
Income tax (expense) benefit	132	(1,382)	(997)	(500)
Other comprehensive income (loss) on derivatives	(402)	4,253	3,043	1,543
Total other comprehensive income (loss)	(1,494)	(2,392)	(3,897)	3,654
Comprehensive income	$3,698	$3,470	$7,104	$17,360

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2024
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2024	$—	16,813,952	$3,000	$33,685	$272,997	$(85,926)	$223,756
Net income	—	—	—	—	5,192	—	5,192
Other comprehensive loss, net of tax	—	—	—	—	—	(1,494)	(1,494)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,208)	—	(4,208)
Stock-based compensation costs	—	—	—	637	—	—	637
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	18,680	—	—	—	—	—
Balance, June 30, 2024	$—	16,832,632	$3,000	$34,322	$273,981	$(87,420)	$223,883

	Three Months Ended June 30, 2023
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2023	$—	16,712,257	$3,000	$31,797	$267,620	$(85,425)	$216,992
Net income	—	—	—	—	5,862	—	5,862
Other comprehensive loss, net of tax	—	—	—	—	—	(2,392)	(2,392)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,181)	—	(4,181)
Stock-based compensation costs	—	—	—	845	—	—	845
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	12,837	—	—	—	—	—
Balance, June 30, 2023	$—	16,725,094	$3,000	$32,642	$269,301	$(87,817)	$217,126

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Six Months Ended June 30, 2024
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2023	$—	16,725,094	$3,000	$34,197	$271,369	$(83,523)	$225,043
Net income	—	—	—	—	11,001	—	11,001
Other comprehensive loss, net of tax	—	—	—	—	—	(3,897)	(3,897)
Cash dividends declared, $0.50 per common share	—	—	—	—	(8,389)	—	(8,389)
Stock-based compensation costs	—	—	—	1,212	—	—	1,212
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	107,538	—	(1,087)	—	—	(1,087)
Balance, June 30, 2024	$—	16,832,632	$3,000	$34,322	$273,981	$(87,420)	$223,883

	Six Months Ended June 30, 2023
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2022	$—	16,640,413	$3,000	$32,021	$267,562	$(91,471)	$211,112
Cumulative effect of change in accounting principle(1)	—	—	—	—	(3,626)	—	(3,626)
Net income	—	—	—	—	13,706	—	13,706
Other comprehensive income, net of tax	—	—	—	—	—	3,654	3,654
Cash dividends declared, $0.50 per common share	—	—	—	—	(8,341)	—	(8,341)
Stock-based compensation costs	—	—	—	1,556	—	—	1,556
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	84,681	—	(935)	—	—	(935)
Balance, June 30, 2023	$—	16,725,094	$3,000	$32,642	$269,301	$(87,817)	$217,126
(1)Cumulative effect adjustment pursuant to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1 for additional information.

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$11,001	$13,706
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	1,602	1,638
Stock-based compensation	1,212	1,556
Increase in cash value of bank-owned life insurance	(552)	(507)
Gain from bank-owned life insurance	—	(691)
Depreciation	1,517	808
Provision for deferred income taxes	2,083	462
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(558)	203
Increase in other assets	(792)	(947)
Increase (decrease) in accrued expenses and other liabilities	610	(5,964)
Net cash provided by operating activities	16,123	10,264
Cash Flows from Investing Activities:
Proceeds from principal paydowns, maturities and calls of securities available for sale	24,802	20,326
Purchases of Federal Home Loan Bank stock	(53,633)	(60,394)
Proceeds from redemption of Federal Home Loan Bank stock	55,525	57,242
Net increase in loans	(71,159)	(64,232)
Purchases of premises and equipment	(17,593)	(15,000)
Proceeds of principal and earnings from bank-owned life insurance	—	2,458
Net cash used in investing activities	(62,058)	(59,600)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	207,143	(44,083)
Net decrease in federal funds purchased and other short-term borrowings	(64,770)	(15,850)
Net increase in Federal Home Loan Bank advances	—	125,000
Principal payments on long-term debt	(2,500)	(1,250)
Common stock dividends paid	(8,389)	(8,341)
Restricted stock units withheld for payroll taxes	(1,087)	(935)
Net cash provided by financing activities	130,397	54,541
Net increase in cash and cash equivalents	84,462	5,205
Cash and Cash Equivalents:
Beginning	65,357	26,539
Ending	$149,819	$31,744

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$56,673	$39,277
Income taxes	900	2,250
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on February 23, 2024. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of June 30, 2024 and December 31, 2023, net income, comprehensive income (loss) and changes in stockholders' equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Current accounting developments:  In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. They provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. The amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendment in this update extends the period of time preparers can utilize reference rate reform relief guidance in Topic 848, discussed above. ASU No. 2022-06 defers the sunset date from December 31, 2022 to December 31, 2024. The Company does not expect the updates within Topic 848 to have a material impact on the Company's financial statements.

In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method. The ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The implementation of this ASU did not have a material impact on the Company's financial statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards CodificationTM.. The amendments in the ASU are expected to clarify or improve disclosure presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. These amendments have not had an impact to the Company as of June 30, 2024.
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
2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2024 and 2023 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$5,192	$5,862	$11,001	$13,706

Weighted average common shares outstanding	16,828	16,722	16,780	16,683
Weighted average effect of restricted stock units outstanding	20	34	39	46
Diluted weighted average common shares outstanding	16,848	16,756	16,819	16,729

Basic earnings per common share	$0.31	$0.35	$0.66	$0.82
Diluted earnings per common share	$0.31	$0.35	$0.65	$0.82
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	431	411	445	416

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$230,186	$—	$(42,382)	$187,804
Collateralized mortgage obligations (1)	292,388	—	(58,941)	233,447
Mortgage-backed securities (1)	152,598	—	(27,791)	124,807
Collateralized loan obligations	30,512	39	—	30,551
Corporate notes	13,750	—	(1,907)	11,843
	$719,434	$39	$(131,021)	$588,452

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$231,413	$19	$(38,427)	$193,005
Collateralized mortgage obligations (1)	305,200	—	(55,267)	249,933
Mortgage-backed securities (1)	157,711	—	(25,873)	131,838
Collateralized loan obligations	37,632	—	(96)	37,536
Corporate notes	13,750	—	(2,143)	11,607
	$745,706	$19	$(121,806)	$623,919
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with a total amortized cost of approximately $537,800 and $447,074 as of June 30, 2024 and December 31, 2023, respectively, were pledged to secure access to Federal Home Loan Bank (FHLB) advances and Federal Reserve credit programs, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of June 30, 2024, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	June 30, 2024
	Amortized Cost	Fair Value
Due after five years through ten years	$68,971	$63,560
Due after ten years	205,477	166,638
	274,448	230,198
Collateralized mortgage obligations and mortgage-backed securities	444,986	358,254
	$719,434	$588,452

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

There were no sales of securities available for sale during the three and six months ended June 30, 2024 and 2023.

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$5,220	$(182)	11	$182,584	$(42,200)	95	$187,804	$(42,382)
Collateralized mortgage
obligations	—	—	—	233,447	(58,941)	71	233,447	(58,941)
Mortgage-backed securities	—	—	—	124,807	(27,791)	27	124,807	(27,791)
Corporate notes	—	—	—	11,843	(1,907)	8	11,843	(1,907)
	$5,220	$(182)	11	$552,681	$(130,839)	201	$557,901	$(131,021)

	December 31, 2023
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$3,353	$(89)	5	$184,522	$(38,338)	92	$187,875	$(38,427)
Collateralized mortgage
obligations	—	—	—	249,933	(55,267)	72	249,933	(55,267)
Mortgage-backed securities	—	—	—	131,838	(25,873)	27	131,838	(25,873)
Collateralized loan obligations	—	—	—	37,536	(96)	6	37,536	(96)
Corporate notes	—	—	—	11,607	(2,143)	8	11,607	(2,143)
	$3,353	$(89)	5	$615,436	$(121,717)	205	$618,789	$(121,806)

If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of June 30, 2024 and December 31, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of June 30, 2024 and December 31, 2023, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the "Accrued interest receivable" line of the Consolidated Balance Sheets. Interest receivable on securities was $3,117 and $3,271 as of June 30, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Commercial	$526,589	$531,594
Real estate:
Construction, land and land development	496,864	413,477
1-4 family residential first mortgages	92,230	106,688
Home equity	15,264	14,618
Commercial	1,856,301	1,854,510
Consumer and other	15,234	10,930
	3,002,482	2,931,817
Net unamortized fees and costs	(3,708)	(4,282)
	$2,998,774	$2,927,535

Real estate loans of approximately $1,440,000 and $1,420,000 were pledged as security for FHLB advances as of June 30, 2024 and December 31, 2023, respectively.

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

Allowance for Credit Losses for Loans

The following tables detail the changes in the allowance for credit losses (ACL) by loan segment for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,326	$4,045	$828	$140	$17,891	$143	$28,373
Charge-offs	(4)	—	—	—	—	—	(4)
Recoveries	9	4	39	1	—	—	53
Provision for credit loss expense(1)	(225)	179	(224)	7	252	11	—
Ending balance	$5,106	$4,228	$643	$148	$18,143	$154	$28,422

	Six Months Ended June 30, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,291	$3,668	$704	$142	$18,420	$117	$28,342
Charge-offs	(4)	—	—	—	—	—	(4)
Recoveries	35	7	40	2	—	—	84
Provision for credit loss expense(1)	(216)	553	(101)	4	(277)	37	—
Ending balance	$5,106	$4,228	$643	$148	$18,143	$154	$28,422

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

The following tables present a breakdown of the ACL by segment, disaggregated based on the evaluation method as of June 30, 2024 and December 31, 2023.

	June 30, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,106	4,228	643	148	18,143	154	28,422
Total	$5,106	$4,228	$643	$148	$18,143	$154	$28,422

	December 31, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,291	3,668	704	142	18,420	117	28,342
Total	$5,291	$3,668	$704	$142	$18,420	$117	$28,342

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of June 30, 2024 and December 31, 2023.

	June 30, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$521	$—	$—	$—	$521
Collectively evaluated for credit losses	526,589	496,864	91,709	15,264	1,856,301	15,234	3,001,961
Total	$526,589	$496,864	$92,230	$15,264	$1,856,301	$15,234	$3,002,482

	December 31, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$296	$—	$—	$—	$296
Collectively evaluated for credit losses	531,594	413,477	106,392	14,618	1,854,510	10,930	2,931,521
Total	$531,594	$413,477	$106,688	$14,618	$1,854,510	$10,930	$2,931,817

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

Accrued interest on loans of $10,948 and $10,292 at June 30, 2024 and December 31, 2023, respectively, was included in the "Accrued interest receivable" line of the Consolidated Balance Sheets and was excluded from the estimate of credit losses.

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

The following table presents the amortized cost basis of loans on nonaccrual status, loans on nonaccrual status with no ACL recorded, and loans past due 90 days or more and still accruing by loan segment as of the dates indicated.

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land
development	—	—	—	—	—	—
1-4 family residential first
mortgages	521	296	521	296	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$521	$296	$521	$296	$—	$—

There was no interest income recognized on loans that were on nonaccrual for the six months ended June 30, 2024 and June 30, 2023.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the delinquency status of the amortized cost of loans as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$526,589	$526,589
Real estate:
Construction, land and
land development	—	—	—	—	496,864	496,864
1-4 family residential
first mortgages	141	—	97	—	91,992	92,230
Home equity	—	—	—	—	15,264	15,264
Commercial	—	—	—	—	1,856,301	1,856,301
Consumer and other	—	—	—	—	15,234	15,234
Total	$141	$—	$97	$—	$3,002,244	$3,002,482

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$531,594	$531,594
Real estate:
Construction, land and
land development	—	—	—	—	413,477	413,477
1-4 family residential
first mortgages	—	—	—	—	106,688	106,688
Home equity	—	—	—	—	14,618	14,618
Commercial	—	—	—	—	1,854,510	1,854,510
Consumer and other	—	—	—	—	10,930	10,930
Total	$—	$—	$—	$—	$2,931,817	$2,931,817

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Loan Restructurings Made to Borrowers Experiencing Financial Difficulty

As of June 30, 2024 and December 31, 2023, the Company had no loan restructurings made to borrowers experiencing financial difficulty. There were no loan restructurings made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2024 and 2023. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross write-off by loan segment and origination year, based on the analysis performed as of June 30, 2024 and December 31, 2023.

	Term Loans by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial
Pass	$49,128	$124,757	$92,495	$40,106	$24,500	$45,130	$143,413	$519,529
Watch	109	823	3,961	447	—	—	1,720	7,060
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$49,237	$125,580	$96,456	$40,553	$24,500	$45,130	$145,133	$526,589
Current period gross writeoffs	$—	$—	$4	$—	$—	$—	$—	$4
Real estate:
Construction, land and land development
Pass	$85,821	$139,166	$119,320	$44,970	$19,652	$1,404	$86,531	$496,864
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$85,821	$139,166	$119,320	$44,970	$19,652	$1,404	$86,531	$496,864
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$7,412	$28,166	$19,333	$19,276	$10,685	$5,879	$958	$91,709
Watch	—	—	—	—	—	—	—	—
Substandard	—	141	—	—	97	283	—	521
Doubtful	—	—	—	—	—	—	—	—
Total	$7,412	$28,307	$19,333	$19,276	$10,782	$6,162	$958	$92,230
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$245	$2,779	$239	$480	$44	$25	$11,452	$15,264
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$245	$2,779	$239	$480	$44	$25	$11,452	$15,264
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$139,826	$164,572	$493,166	$449,833	$339,535	$247,833	$20,945	$1,855,710
Watch	—	—	337	254	—	—	—	591
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$139,826	$164,572	$493,503	$450,087	$339,535	$247,833	$20,945	$1,856,301
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$2,190	$834	$150	$288	$30	$1,124	$10,618	$15,234
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$2,190	$834	$150	$288	$30	$1,124	$10,618	$15,234
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

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

The following table presents the amortized cost basis of collateral dependent loans, by primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of June 30, 2024 and December 31, 2023.

	As of June 30, 2024
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$521	$—	$—	$521	$—
Total	$521	$—	$—	$521	$—

	As of December 31, 2023
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$296	$—	$—	$296	$—
Total	$296	$—	$—	$296	$—

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company's allowance for credit losses for unfunded commitments was $2,544 as of June 30, 2024 and December 31, 2023. The allowance for credit losses for off-balance-sheet credit exposures is presented in the "Accrued expenses and other liabilities" line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance-sheet credit exposures is reflected in the "Credit loss expense" line of the Consolidated Statements of Income. There were no changes to the allowance for credit losses for off-balance-sheet credit exposures during the three and six months ended June 30, 2024 and 2023.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $515,000 and $445,000 at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the Company had swaps with a total notional amount of $295,000 that hedge the interest payments of rolling one-month funding consisting of FHLB advances or brokered deposits. An additional forward starting swap with a notional amount of $20,000 has a starting date in August 2024, replacing a maturing swap. Also as of June 30, 2024, the Company had swaps with a total notional amount of $40,000 that effectively convert variable-rate long-term debt to fixed-rate debt and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts. Two additional forward starting swaps with a total notional amount of $50,000 have a starting date in July 2024 and will replace $50,000 of maturing swaps hedging interest payments on deposit accounts.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Cash Flow Hedges:
Gross notional amount	$515,000	$445,000
Fair value in other assets	14,364	11,313
Fair value in other liabilities	—	(988)
Weighted-average floating rate received	5.64%	5.64%
Weighted-average fixed rate paid	3.04%	3.04%
Weighted-average maturity in years	2.3	2.6

Non-Hedging Derivatives:
Gross notional amount	$290,543	$293,400
Fair value in other assets	15,515	14,114
Fair value in other liabilities	(15,515)	(14,114)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pre-tax gain recognized in other comprehensive
income	$2,364	$8,102	$9,853	$6,468
Decrease in interest expense	(2,898)	(2,467)	(5,813)	(4,425)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company estimates there will be approximately $11,529 reclassified from accumulated other comprehensive income (loss) to decrease interest expense through the 12 months ending June 30, 2025 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of both June 30, 2024 and December 31, 2023, the Company pledged $0 of collateral to the counterparties in the form of cash on deposit. As of June 30, 2024 and December 31, 2023, the Company's counterparties pledged $29,470 and $22,340, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan collateral and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit losses	$7,618	$7,598
Net unrealized losses on securities available for sale	32,352	30,081
Lease liabilities	711	837
Accrued expenses	227	196
Restricted stock unit compensation	767	1,185
State net operating loss carryforward	1,896	1,763
Other	181	177
	43,752	41,837
Deferred tax liabilities:
Right-of-use assets	673	795
Deferred loan costs	245	258
Net unrealized gains on interest rate swaps	3,544	2,547
Premises and equipment	3,363	1,657
New markets tax credit loan	432	389
Other	122	125
	8,379	5,771
Net deferred tax assets before valuation allowance	35,373	36,066
Valuation allowance	(1,896)	(1,763)
Net deferred tax assets	$33,477	$34,303

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
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2024 and 2023.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2023	$(91,233)	$7,710	$(83,523)
Other comprehensive income (loss) before reclassifications	(6,924)	7,421	497
Amounts reclassified from accumulated other comprehensive income (loss)	(16)	(4,378)	(4,394)
Net current period other comprehensive income (loss)	(6,940)	3,043	(3,897)
Balance, June 30, 2024	$(98,173)	$10,753	$(87,420)

Balance, December 31, 2022	$(103,680)	$12,209	$(91,471)
Other comprehensive income before reclassifications	2,124	4,881	7,005
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	(3,338)	(3,351)
Net current period other comprehensive income	2,111	1,543	3,654
Balance, June 30, 2023	$(101,569)	$13,752	$(87,817)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following amounts as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Commitments to fund real estate construction loans	$283,382	$385,846
Other commitments to extend credit	531,915	641,554
Standby letters of credit	17,506	15,972
	$832,803	$1,043,372

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $18,597 and $20,159 at June 30, 2024 and December 31, 2023, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,468 and $1,649 as of June 30, 2024 and December 31, 2023, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2024.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$187,804	$—	$187,804	$—
Collateralized mortgage obligations	233,447	—	233,447	—
Mortgage-backed securities	124,807	—	124,807	—
Collateralized loan obligations	30,551	—	30,551	—
Corporate notes	11,843	—	11,843	—
Derivative instruments, interest rate swaps	29,879	—	29,879	—

Financial liabilities:
Derivative instruments, interest rate swaps	$15,515	$—	$15,515	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$193,005	$—	$193,005	$—
Collateralized mortgage obligations	249,933	—	249,933	—
Mortgage-backed securities	131,838	—	131,838	—
Collateralized loan obligations	37,536	—	37,536	—
Corporate notes	11,607	—	11,607	—
Derivative instruments, interest rate swaps	25,427	—	25,427	—

Financial liabilities:
Derivative instruments, interest rate swaps	$15,102	$—	$15,102	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Individually evaluated loans that are deemed to have impairment are classified within Level 3 of the fair value hierarchy and are recorded at fair value, which is based on the value of the collateral securing these loans. As of both June 30, 2024 and December 31, 2023, there were no individually evaluated loans with a fair value adjustment.

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$27,994	$27,994	$27,994	$—	$—
Interest-bearing deposits	121,825	121,825	121,825	—	—
Securities available for sale	588,452	588,452	—	588,452	—
Federal Home Loan Bank stock	21,065	21,065	21,065	—	—
Loans, net	2,970,352	2,875,831	—	2,875,831	—
Accrued interest receivable	14,139	14,139	14,139	—	—
Interest rate swaps	29,879	29,879	—	29,879	—
Financial liabilities:
Deposits	$3,180,922	$3,178,667	$—	$3,178,667	$—
Federal funds purchased and other short-term borrowings	85,500	85,500	85,500	—	—
Subordinated notes, net	79,762	62,421	—	62,421	—
Federal Home Loan Bank advances	315,000	315,000	—	315,000	—
Long-term debt	45,236	45,236	—	45,236	—
Accrued interest payable	8,173	8,173	8,173	—	—
Interest rate swaps	15,515	15,515	—	15,515	—

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
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, including the effects of sustained high interest rates; fluctuations in the values of the securities held in our investment portfolio, including as a result of rising interest rates; competitive pressures, including from non-bank competitors such as "fintech" companies and digital asset service providers; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards or regulatory requirements; the concentration of large deposits from certain clients, who have balances above current FDIC insurance limits; changes in local, national and international economic conditions, including high rates of inflation and possible recession; the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in recent bank failures; changes in legal and regulatory requirements, limitations and costs, including in response to the recent bank failures; changes in customers’ acceptance of the Company’s products and services; the occurrence of fraudulent activity, breaches or failures of our or our third-party partners' information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, including the ongoing Israeli-Palestinian conflict and the Russian invasion of Ukraine, widespread disease or pandemics, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their business; changes to U.S. tax laws, regulations and guidance; potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election; talent and labor shortages; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the greatest effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2023, as filed with the SEC on February 23, 2024. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2023.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
NON-GAAP FINANCIAL MEASURES

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis, and the presentation of the efficiency ratio on an adjusted and FTE basis, excluding certain income and expenses. Management believes these non-GAAP financial measures provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. These measures are considered standard measures of comparison within the banking industry. Additionally, management believes providing measures on a FTE basis enhances the comparability of income arising from taxable and nontaxable sources. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results for the periods indicated.

The following table reconciles the non-GAAP financial measures of net interest income and net interest margin on a FTE basis and efficiency ratio on an adjusted and FTE basis to their most directly comparable measures under GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$17,230	$17,341	$33,980	$36,036
Tax-equivalent adjustment (1)	55	122	137	283
Net interest income on a FTE basis (non-GAAP)	17,285	17,463	34,117	36,319
Average interest-earning assets	3,731,674	3,461,313	3,663,814	3,448,722
Net interest margin on a FTE basis (non-GAAP)	1.86%	2.02%	1.87%	2.12%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$17,285	$17,463	$34,117	$36,319
Noninterest income	2,346	2,389	4,645	5,346
Adjustment for losses on disposal of premises and equipment, net	21	2	21	2
Adjusted income	19,652	19,854	38,783	41,667
Noninterest expense	13,194	12,474	25,062	24,545
Efficiency ratio on an adjusted and FTE basis (non-GAAP)(2)	67.14%	62.83%	64.62%	58.91%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three and six months ended June 30, 2024 are compared to the results for the same periods in 2023, and the consolidated financial condition of the Company as of June 30, 2024 is compared to that as of December 31, 2023. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on February 23, 2024.

The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended June 30, 2024 was $5,192, or $0.31 per diluted common share, compared to $5,862, or $0.35 per diluted common share, for the three months ended June 30, 2023. The Company's annualized return on average assets and return on average equity for the three months ended June 30, 2024 were 0.53 percent and 9.50 percent, respectively, compared to 0.64 percent and 11.03 percent, respectively, for the three months ended June 30, 2023.

Net interest income for the three months ended June 30, 2024 declined $111, or 0.6 percent, compared to the three months ended June 30, 2023. The decrease in net interest income was primarily due to the increase in interest expense on deposits, resulting from higher short-term interest rates and changes in deposit mix, partially offset by an increase in interest income on loans.

Noninterest income decreased $43 for the three months ended June 30, 2024 compared to the same period in 2023. Noninterest expense increased $720 during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to increases in occupancy and equipment, technology and software expense and FDIC insurance, partially offset by a decrease in business development expenses.

Net income for the six months ended June 30, 2024 was $11,001, or $0.65 per diluted common share, compared to $13,706, or $0.82 per diluted common share, for the six months ended June 30, 2023. The Company's annualized return on average assets and return on average equity for the six months ended June 30, 2024 were 0.57 percent and 10.07 percent, respectively, compared to 0.76 percent and 12.90 percent, respectively, for the six months ended June 30, 2023.

Net interest income for the six months ended June 30, 2024 declined $2,056, or 5.7 percent, compared to the six months ended June 30, 2023. The decrease in net interest income was primarily due to the increase in interest expense on deposits and other borrowings, resulting from rapidly rising short-term interest rates and changes in funding mix, partially offset by an increase in interest income on loans.

Noninterest income decreased $701 for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to a nonrecurring gain from bank-owned life insurance in 2023. Noninterest expense increased $517 during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to increases in occupancy and equipment, technology and software expense and FDIC insurance, partially offset by a decrease in business development expenses.

Total loans outstanding increased $71,239, or 2.4 percent, during the first six months of 2024. The credit quality of the loan portfolio remained strong, as evidenced by the Company's ratio of nonperforming loans to total assets of 0.01 percent as of both June 30, 2024 and December 31, 2023. As of June 30, 2024, the allowance for credit losses was 0.95 percent of total outstanding loans, compared to 0.97 percent as of December 31, 2023. Management believed the allowance for credit losses at June 30, 2024 was adequate to absorb expected losses in the loan portfolio as of that date.

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

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the six months ended June 30, 2024	As of and for the three months ended March 31, 2024	As of and for the three months ended March 31, 2024
Return on average equity	10.07%	10.63%	2.48% - 16.36%
Efficiency ratio(1)	64.62%	62.04%	49.14% - 80.96%
Nonperforming assets to total assets	0.01%	0.01%	0.00% - 0.69%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

At its meeting on July 24, 2024, the Company's Board of Directors declared a regular quarterly cash dividend of $0.25 per common share. The dividend is payable on August 21, 2024, to stockholders of record on August 7, 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2024 compared with the same periods in 2023.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	Change %	2024	2023	Change	Change %
Net income	$5,192	$5,862	$(670)	(11.43)%	$11,001	$13,706	$(2,705)	(19.74)%
Average assets	3,964,109	3,645,651	318,458	8.74%	3,888,154	3,631,632	256,522	7.06%
Average stockholders' equity	219,771	213,177	6,594	3.09%	219,803	214,278	5,525	2.58%

Return on average assets	0.53%	0.64%	(0.11)%		0.57%	0.76%	(0.19)%
Return on average equity	9.50%	11.03%	(1.53)%		10.07%	12.90%	(2.83)%
Net interest margin (1)	1.86%	2.02%	(0.16)%		1.87%	2.12%	(0.25)%
Efficiency ratio (1) (2)	67.14%	62.83%	4.31%		64.62%	58.91%	5.71%
Dividend payout ratio	81.04%	71.33%	9.71%		76.26%	60.86%	15.40%
Average equity to average assets ratio	5.54%	5.85%	(0.31)%		5.65%	5.90%	(0.25)%

					As of June 30,
					2024	2023	Change
Nonperforming assets to total assets (2)					0.01%	0.01%	—%
Equity to assets ratio					5.65%	5.90%	(0.25)%
Tangible common equity ratio					5.65%	5.90%	(0.25)%
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

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2024	2023	Change	Change- %	2024	2023	Change	Change- %	2024	2023	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$536,690	$525,025	$11,665	2.22%	$8,971	$7,973	$998	12.52%	6.72%	6.09%	0.63%
Real estate (3)	2,443,202	2,249,378	193,824	8.62%	32,486	26,941	5,545	20.58%	5.35%	4.80%	0.55%
Consumer and other	14,600	9,059	5,541	61.17%	274	155	119	76.77%	7.53%	6.85%	0.68%
Total loans	2,994,492	2,783,462	211,030	7.58%	41,731	35,069	6,662	19.00%	5.60%	5.05%	0.55%

Securities:
Taxable	475,554	526,390	(50,836)	(9.66)%	3,394	3,432	(38)	(1.11)%	2.86%	2.61%	0.25%
Tax-exempt (3)	139,842	149,669	(9,827)	(6.57)%	832	947	(115)	(12.14)%	2.38%	2.53%	(0.15)%
Total securities	615,396	676,059	(60,663)	(8.97)%	4,226	4,379	(153)	(3.49)%	2.75%	2.59%	0.16%

Interest-bearing deposits	121,786	1,792	119,994	6,696.09%	1,666	25	1,641	6,564.00%	5.50%	5.46%	0.04%
Total interest-earning assets(3)	$3,731,674	$3,461,313	$270,361	7.81%	47,623	39,473	8,150	20.65%	5.13%	4.57%	0.56%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$468,891	$483,870	$(14,979)	(3.10)%	2,195	1,632	563	34.50%	1.88%	1.35%	0.53%
Savings and money market	1,474,202	1,390,584	83,618	6.01%	13,639	10,979	2,660	24.23%	3.72%	3.17%	0.55%
Time deposits	659,073	416,455	242,618	58.26%	8,109	3,666	4,443	121.19%	4.95%	3.53%	1.42%
Total deposits	2,602,166	2,290,909	311,257	13.59%	23,943	16,277	7,666	47.10%	3.70%	2.85%	0.85%
Borrowed Funds:
Federal funds purchased and
other short-term borrowings	139,853	186,024	(46,171)	(24.82)%	1,950	2,264	(314)	(13.87)%	5.61%	4.88%	0.73%
Subordinated notes, net	79,726	79,466	260	0.33%	1,105	1,109	(4)	(0.36)%	5.57%	5.60%	(0.03)%
Federal Home Loan Bank
advances	315,000	240,110	74,890	31.19%	2,718	1,621	1,097	67.67%	3.47%	2.71%	0.76%
Long-term debt	45,662	50,703	(5,041)	(9.94)%	622	739	(117)	(15.83)%	5.48%	5.84%	(0.36)%
Total borrowed funds	580,241	556,303	23,938	4.30%	6,395	5,733	662	11.55%	4.43%	4.13%	0.30%
Total interest-bearing
liabilities	$3,182,407	$2,847,212	$335,195	11.77%	30,338	22,010	8,328	37.84%	3.83%	3.10%	0.73%

Net interest income (FTE) (4)					$17,285	$17,463	$(178)	(1.02)%
Net interest spread (FTE)									1.30%	1.47%	(0.17)%
Net interest margin (FTE) (4)									1.86%	2.02%	(0.16)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2024	2023	Change	Change- %	2024	2023	Change	Change- %	2024	2023	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$535,345	$523,538	$11,807	2.26%	$17,752	$15,535	$2,217	14.27%	6.67%	5.98%	0.69%
Real estate (3)	2,423,369	2,232,461	190,908	8.55%	63,717	52,274	11,443	21.89%	5.29%	4.72%	0.57%
Consumer and other	13,368	8,529	4,839	56.74%	503	280	223	79.64%	7.56%	6.61%	0.95%
Total loans	2,972,082	2,764,528	207,554	7.51%	81,972	68,089	13,883	20.39%	5.55%	4.97%	0.58%

Securities:
Taxable	484,121	532,242	(48,121)	(9.04)%	6,810	6,748	62	0.92%	2.81%	2.54%	0.27%
Tax-exempt (3)	141,426	149,988	(8,562)	(5.71)%	1,679	1,921	(242)	(12.60)%	2.37%	2.56%	(0.19)%
Total securities	625,547	682,230	(56,683)	(8.31)%	8,489	8,669	(180)	(2.08)%	2.71%	2.54%	0.17%

Interest-bearing deposits	66,185	1,964	64,221	3,269.91%	1,814	55	1,759	3,198.18%	5.51%	5.62%	(0.11)%
Total interest-earning assets (3)	$3,663,814	$3,448,722	$215,092	6.24%	92,275	76,813	15,462	20.13%	5.06%	4.49%	0.57%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$463,248	$492,086	$(28,838)	(5.86)%	4,383	3,202	1,181	36.88%	1.90%	1.31%	0.59%
Savings and money market	1,451,405	1,334,442	116,963	8.76%	26,488	19,634	6,854	34.91%	3.67%	2.97%	0.70%
Time	599,949	416,939	183,010	43.89%	14,631	6,780	7,851	115.80%	4.90%	3.28%	1.62%
Total deposits	2,514,602	2,243,467	271,135	12.09%	45,502	29,616	15,886	53.64%	3.64%	2.66%	0.98%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	148,194	186,178	(37,984)	(20.40)%	4,133	4,343	(210)	(4.84)%	5.61%	4.70%	0.91%
Subordinated notes, net	79,693	79,433	260	0.33%	2,213	2,215	(2)	(0.09)%	5.58%	5.62%	(0.04)%
Federal Home Loan Bank
advances	315,000	222,017	92,983	41.88%	5,043	2,883	2,160	74.92%	3.22%	2.62%	0.60%
Long-term debt	46,314	51,092	(4,778)	(9.35)%	1,267	1,437	(170)	(11.83)%	5.50%	5.67%	(0.17)%
Total borrowed funds	589,201	538,720	50,481	9.37%	12,656	10,878	1,778	16.34%	4.32%	4.07%	0.25%
Total interest-bearing
liabilities	$3,103,803	$2,782,187	$321,616	11.56%	58,158	40,494	17,664	43.62%	3.77%	2.94%	0.83%

Net interest income (FTE) (4)					$34,117	$36,319	$(2,202)	(6.06)%
Net interest spread (FTE)									1.29%	1.55%	(0.26)%
Net interest margin (FTE) (4)									1.87%	2.12%	(0.25)%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve increased the target federal funds interest rate by a total of 425 basis points in 2022 and an additional 100 basis points in 2023. The extent and timing of future potential federal funds interest rate changes is unknown.

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and six months ended June 30, 2024 decreased by 16 and 25 basis points, respectively, compared to the three and six months ended June 30, 2023. Tax-equivalent net interest income for the three and six months ended June 30, 2024 decreased $178 and $2,202, respectively, compared to the same time periods in 2023. The primary driver of the decrease in the net interest margin and tax-equivalent net interest income was an increase in rates paid on deposits and borrowed funds, which have repriced faster than loans and securities, and an increase in average deposits and borrowed funds balances, partially offset by increases in loan yields and average loan balances.

Tax-equivalent interest income on loans increased $6,662 and $13,883 for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. This increase in interest income on loans was driven by a combination of an increase in the average balance of loans and an increase in loan yields. The average balance of loans for the three and six months ended June 30, 2024 increased $211,030 and $207,554, respectively, compared to the three and six months ended June 30, 2023, while loan yields increased 55 and 58 basis points, respectively. Rising market interest rates have resulted in increasing rates on variable-rate loans in the portfolio and loan originations and renewals priced at higher prevailing market rates compared to current portfolio rates. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The yield on the loan portfolio is expected to increase in flat and rising rate environments as variable-rate loans reprice at higher rates and renewals and new originations are priced at prevailing market rates, which exceed the roll-off rate of principal repayments on existing loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

The average balance of deposits increased $311,257 and $271,135 for the three and six months ended June 30, 2024 compared to the same periods in 2023. The rate paid on deposits increased 85 and 98 basis points for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase in the cost of deposits was primarily due to increases in deposit interest rates in response to increases in the target federal funds rate that occurred in 2023, the inverted yield curve, increased competition for deposit balances, and changes in deposit mix.

Interest expense on borrowed funds increased $662 and $1,778 for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The average balance of borrowed funds increased $23,938 and $50,481 for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The average balance of federal funds purchased and other short-term borrowings decreased $46,171 and $37,984 for the three and six months ended June 30, 2024 compared to the same periods in 2023. The average rate paid on federal funds purchased and other short-term borrowings increased 73 and 91 basis points in the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. This increase in average rates paid on federal funds purchased and other short-term borrowings was driven by the increases in the target federal funds rate by the Federal Reserve. The average balance of FHLB advances increased by $74,890 and $92,983 for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. This increase in average balances was primarily due to an increase in rolling one-month FHLB advances that are hedged with long-term interest rate swap agreements to provide fixed cost wholesale funding.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Credit Loss Expense and the Related Allowance for Credit Losses

The credit loss expense recorded on the income statement represents a charge made to earnings to maintain an adequate allowance for credit losses. The adequacy of the allowance for credit losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for credit losses is management's estimate of expected lifetime losses in the loan portfolio as of the balance sheet date. The Company recorded no credit loss expense for the three and six months ended June 30, 2024 and June 30, 2023. Management believed the allowance for credit losses at June 30, 2024 was adequate to absorb expected losses in the loan portfolio as of that date.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for credit losses on loans for the three and six months ended June 30, 2024 and 2023 and related ratios.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Balance at beginning of period	$28,373	$27,941	$432	$28,342	$25,473	$2,869
Adoption of CECL	—	—	—	—	2,458	(2,458)
Charge-offs	(4)	(18)	14	(4)	(18)	14
Recoveries	53	15	38	84	25	59
Net (charge-offs) recoveries	49	(3)	52	80	7	73
Provision for credit losses charged
(credited) to operations	—	—	—	—	—	—
Balance at end of period	$28,422	$27,938	$484	$28,422	$27,938	$484

Average loans outstanding	$2,994,492	$2,783,463		$2,972,082	$2,764,527

Ratio of annualized net (charge-offs)
recoveries during the period to average
loans outstanding	0.01%	0.00%		0.01%	0.00%

Ratio of allowance for credit losses for
loans to average loans outstanding	0.95%	1.00%		0.96%	1.01%

Ratio of allowance for credit losses for
loans to total loans at end of period	0.95%	1.00%		0.95%	1.00%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended June 30,
Noninterest income:	2024	2023	Change	Change %
Service charges on deposit accounts	$462	$458	$4	0.87%
Debit card usage fees	490	511	(21)	(4.11)%
Trust services	794	749	45	6.01%
Increase in cash value of bank-owned life insurance	278	250	28	11.20%
Other income	322	421	(99)	(23.52)%
Total noninterest income	$2,346	$2,389	$(43)	(1.80)%

	Six Months Ended June 30,
Noninterest income:	2024	2023	Change	Change %
Service charges on deposit accounts	$922	$920	$2	0.22%
Debit card usage fees	948	997	(49)	(4.91)%
Trust services	1,570	1,455	115	7.90%
Increase in cash value of bank-owned life insurance	552	507	45	8.88%
Gain from bank-owned life insurance	—	691	(691)	(100.00)%
Other income	653	776	(123)	(15.85)%
Total noninterest income	$4,645	$5,346	$(701)	(13.11)%

Revenue from trust services was higher for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily due to increases in one-time estate fees. The gain from bank-owned life insurance that occurred in the six months ended June 30, 2023 was the result of a death benefit claim.

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

	Three Months Ended June 30,
Noninterest expense:	2024	2023	Change	Change %
Salaries and employee benefits	$7,169	$7,029	$140	1.99%
Occupancy and equipment	1,852	1,322	530	40.09%
Data processing	754	729	25	3.43%
Technology and software	731	579	152	26.25%
FDIC insurance	631	420	211	50.24%
Professional fees	244	287	(43)	(14.98)%
Director fees	236	251	(15)	(5.98)%
Other expenses:
Business development	188	415	(227)	(54.70)%
Insurance expense	203	217	(14)	(6.45)%
Trust	157	138	19	13.77%
Consulting fees	76	70	6	8.57%
Marketing	27	40	(13)	(32.50)%
Charitable contributions	—	60	(60)	(100.00)%
Low income housing projects amortization	151	172	(21)	(12.21)%
New markets tax credit project amortization and management fees	229	229	—	—%
All other	546	516	30	5.81%
Total other expenses	1,577	1,857	(280)	(15.08)%
Total noninterest expense	$13,194	$12,474	$720	5.77%

	Six Months Ended June 30,
Noninterest expense:	2024	2023	Change	Change %
Salaries and employee benefits	$13,658	$13,896	$(238)	(1.71)%
Occupancy and equipment	3,299	2,649	650	24.54%
Data processing	1,468	1,364	104	7.62%
Technology and software	1,431	1,092	339	31.04%
FDIC insurance	1,150	836	314	37.56%
Professional fees	501	537	(36)	(6.70)%
Director fees	435	456	(21)	(4.61)%
Other expenses:
Business development	397	748	(351)	(46.93)%
Insurance expense	395	432	(37)	(8.56)%
Trust	327	303	24	7.92%
Consulting fees	137	119	18	15.13%
Marketing	63	81	(18)	(22.22)%
Charitable contributions	—	120	(120)	(100.00)%
Low income housing projects amortization	316	333	(17)	(5.11)%
New markets tax credit project amortization and management fees	459	459	—	—%
All other	1,026	1,120	(94)	(8.39)%
Total other	3,120	3,715	(595)	(16.02)%
Total noninterest expense	$25,062	$24,545	$517	2.11%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Occupancy and equipment expense increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to an increase in occupancy costs related to new bank buildings. Technology and software expenses increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to the addition of new technology, product updates and information security solutions. FDIC insurance expense increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to an increase in assessment rate.

Income Tax Expense

The Company recorded income tax expense of $1,190 (18.6 percent of pre-tax income) and $2,562 (18.9 percent of pre-tax income) for the three and six months ended June 30, 2024, compared with $1,394 (19.2 percent of pre-tax income) and $3,131 (18.6 percent of pre-tax income) for the three and six months ended June 30, 2023. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain from bank-owned life insurance, disallowed interest expense, and state income taxes. The tax rates for the first six months of 2024 and 2023 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $754 and $749, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $3,965,115 as of June 30, 2024, compared to total assets of $3,825,758 as of December 31, 2023. Changes in the balance sheet included increases in interest-bearing cash deposits, loans, premises and equipment and total deposits and decreases in securities available for sale and federal funds purchased and other short-term borrowings.

Securities

Securities available for sale decreased by $35,467 during the six months ended June 30, 2024. This decrease was due to calls and principal paydowns on securities and the decline in fair value of the securities available for sale resulting from the increase in market interest rates since December 31, 2023. Management concluded the unrealized losses are the result of increases in risk-free market interest rates since the securities were purchased and are not an indication of declining credit quality. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax. The Company expects the securities portfolio as a percentage of total assets to decrease over time as the proceeds from paydowns and maturities may be used for loan growth or repayment of borrowed funds.

As of June 30, 2024, approximately 61 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management believes these securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities.

Loans and Nonperforming Assets

Loans outstanding increased $71,239 from $2,927,535 as of December 31, 2023 to $2,998,774 as of June 30, 2024. Changes in the loan portfolio during the first six months of 2024 included an increase of $83,387 in construction, land and land development loans and a decrease of $14,458 in 1-4 family residential first mortgage loans.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land and land development loans exceed 100 percent of total risk-based capital. Although the commercial real estate portfolio exceeded these regulatory guidelines as of June 30, 2024, they were within the Company's established policy limits and management believes that the Company has appropriate risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2023 was presented in the Company's Form 10-K/A, filed with the SEC on February 23, 2024, and the Company has not experienced any material changes to that portfolio since December 31, 2023.

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	June 30, 2024	December 31, 2023	Change
Nonaccrual loans	$521	$296	$225
Loans past due 90 days and still accruing interest	—	—	—
Loan restructurings (1)	—	—	—
Total nonperforming loans	521	296	225
Other real estate owned	—	—	—
Total nonperforming assets	$521	$296	$225

Nonperforming loans to total loans	0.02%	0.01%	0.01%
Nonperforming assets to total assets	0.01%	0.01%	—%
(1)While loan restructurings made to borrowers experiencing financial difficulty (loan restructurings) are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. Loan restructurings on nonaccrual status are categorized as nonaccrual. There were no loan restructurings categorized as nonaccrual as of June 30, 2024 or December 31, 2023.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Deposits

Deposits increased $207,143, or 7.0 percent, during the first six months of 2024. Brokered deposits increased to $370,290 at June 30, 2024, from $305,411 at December 31, 2023. Excluding brokered deposits, deposits increased $142,264, or 5.3 percent, during the first six months of 2024. In the second quarter of 2024, a local municipal customer deposited approximately $120,000 of bond proceeds that are expected to be withdrawn over the next 12-18 months. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers' own liquidity needs. In particular, significant competition for deposits driven by high interest rate alternatives for depositors is currently impacting deposit fluctuations and increasing our cost of deposits.

West Bank participates in the IntraFi® ICS and CDARS reciprocal deposit network which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. As of June 30, 2024, estimated uninsured deposits, which excludes deposits in the IntraFi® reciprocal network, brokered deposits and public funds protected by state programs, were approximately 26.3 percent of total deposits.

Borrowed Funds

Federal funds purchased and other short-term borrowings decreased from $150,270 at December 31, 2023 to $85,500 as of June 30, 2024. The fluctuations in the balances of federal funds purchased and other short-term borrowings is based on customer loan and deposit activity and the Company's balance sheet management objectives, which from time to time may require the Company to draw on the federal funds purchased lines with our correspondent banks, FHLB advances or other liquidity sources.

The Company had $315,000 of FHLB advances outstanding at June 30, 2024, $295,000 of which are one-month rolling advances hedged with long-term interest rate swaps. The interest rate swaps that hedge the interest rates on these FHLB advances have maturity dates ranging from August 2024 through June 2029 and fixed rates ranging from 1.69 percent to 4.65 percent. Additionally, the Company has one forward starting interest rate swap with a notional amount of $20,000 and a starting date in August 2024, which replaces a maturing swap. This strategy of hedging short-term rolling funding effectively provides fixed cost wholesale funding through the maturity dates of the various interest rate swaps.

Liquidity

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $149,819 as of June 30, 2024 compared with $65,357 as of December 31, 2023.

Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers' own liquidity needs. The Company utilizes brokered deposits and other wholesale funding to supplement core deposit fluctuations and loan growth. Brokered deposits are obtained through various programs administered by IntraFi®, and through other third party brokers. At June 30, 2024, the Company had $370,290 in brokered deposits, which included fixed-rate deposits with terms through February 2029 and variable-rate deposits with terms through September 2025.

As of June 30, 2024, West Bank had additional borrowing capacity available from the FHLB of approximately $525,000, as well as approximately $72,000 through the Federal Reserve discount window and $75,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $16,123 to liquidity for the six months ended June 30, 2024. Management believed that the combination of high levels of potentially liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity were sufficient to meet our liquidity and capital needs as of June 30, 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,468 and $1,649 as of June 30, 2024 and December 31, 2023, respectively.

Capital

The Company's total stockholders' equity decreased to $223,883 at June 30, 2024 from $225,043 at December 31, 2023. The decrease was primarily the result of the increase in accumulated other comprehensive loss, which was primarily the result of the negative effect that rising interest rates continue to have on the unrealized market value adjustment of our available for sale investment portfolio. While accumulated other comprehensive losses reduce tangible common equity, they have no impact on regulatory capital. At June 30, 2024, the Company's tangible common equity as a percent of tangible assets was 5.65 percent compared to 5.88 percent as of December 31, 2023.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024
Total Capital (to Risk-Weighted Assets)
Consolidated	$422,270	11.85%	$285,099	8.00%	$374,192	10.50%	$356,374	10.00%
West Bank	451,012	12.66%	284,971	8.00%	374,024	10.50%	356,214	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	331,303	9.30%	213,824	6.00%	302,918	8.50%	285,099	8.00%
West Bank	420,045	11.79%	213,728	6.00%	302,782	8.50%	284,971	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	311,303	8.74%	160,368	4.50%	249,462	7.00%	231,643	6.50%
West Bank	420,045	11.79%	160,296	4.50%	249,350	7.00%	231,539	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	331,303	8.08%	164,007	4.00%	164,007	4.00%	205,009	5.00%
West Bank	420,045	10.25%	163,942	4.00%	163,942	4.00%	204,927	5.00%

As of December 31, 2023
Total Capital (to Risk-Weighted Assets)
Consolidated	$419,452	11.88%	$282,508	8.00%	$370,791	10.50%	$353,135	10.00%
West Bank	450,444	12.76%	282,307	8.00%	370,527	10.50%	352,883	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	328,566	9.30%	211,881	6.00%	300,164	8.50%	282,508	8.00%
West Bank	419,558	11.89%	211,730	6.00%	299,951	8.50%	282,307	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	308,566	8.74%	158,911	4.50%	247,194	7.00%	229,537	6.50%
West Bank	419,558	11.89%	158,797	4.50%	247,018	7.00%	229,374	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	328,566	8.50%	154,628	4.00%	154,628	4.00%	193,285	5.00%
West Bank	419,558	10.86%	154,571	4.00%	154,571	4.00%	193,213	5.00%

The Company and West Bank are subject to a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At June 30, 2024, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

	At June 30, 2024
	Sensitivity of Net Interest Income Over One Year Horizon
Change in Interest Rates	$ Change	% Change
300 basis points rising	$(9,484)	(11.76)%
200 basis points rising	(5,943)	(7.37)
100 basis points rising	(3,330)	(4.13)
100 basis points falling	418	0.52
200 basis points falling	(285)	(0.35)

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

Item 1A. Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K/A, filed with the Securities and Exchange Commission on February 23, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

West Bancorporation, Inc.
(Registrant)

July 25, 2024	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

July 25, 2024	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)