Form 10-Q
period 2024-09-30
WEST BANCORPORATION INC
filed 2024-10-24
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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

Yes  ☐                      No  ☒

As of October 23, 2024, there were 16,832,632 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$34,157	$33,245
Interest-bearing deposits	123,646	32,112
Cash and cash equivalents	157,803	65,357
Securities available for sale, at fair value	597,745	623,919
Federal Home Loan Bank stock, at cost	17,195	22,957
Loans	3,021,221	2,927,535
Allowance for credit losses	(29,419)	(28,342)
Loans, net	2,991,802	2,899,193
Premises and equipment, net	106,771	86,399
Accrued interest receivable	13,842	13,581
Bank-owned life insurance	44,703	43,864
Deferred tax assets, net	30,679	34,303
Other assets	28,026	36,185
Total assets	$3,988,566	$3,825,758

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$525,332	$548,726
Interest-bearing demand	438,402	481,207
Savings and money market	1,605,620	1,440,076
Time	709,199	503,770
Total deposits	3,278,553	2,973,779
Federal funds purchased and other short-term borrowings	—	150,270
Subordinated notes, net	79,828	79,631
Federal Home Loan Bank advances	315,000	315,000
Long-term debt	43,986	47,736
Accrued expenses and other liabilities	35,846	34,299
Total liabilities	3,753,213	3,600,715
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,832,632 and 16,725,094 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,000	3,000
Additional paid-in capital	34,960	34,197
Retained earnings	275,724	271,369
Accumulated other comprehensive loss	(78,331)	(83,523)
Total stockholders' equity	235,353	225,043
Total liabilities and stockholders' equity	$3,988,566	$3,825,758

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Loans, including fees	$42,504	$36,756	$124,400	$104,715
Securities:
Taxable	3,261	3,427	10,071	10,175
Tax-exempt	806	880	2,424	2,648
Interest-bearing deposits	2,041	29	3,855	84
Total interest income	48,612	41,092	140,750	117,622
Interest expense:
Deposits	26,076	17,156	71,578	46,772
Federal funds purchased and other short-term borrowings	115	3,165	4,248	7,508
Subordinated notes	1,112	1,113	3,325	3,328
Federal Home Loan Bank advances	2,748	2,329	7,791	5,212
Long-term debt	601	695	1,868	2,132
Total interest expense	30,652	24,458	88,810	64,952
Net interest income	17,960	16,634	51,940	52,670
Credit loss expense	—	200	—	200
Net interest income after credit loss expense	17,960	16,434	51,940	52,470
Noninterest income:
Service charges on deposit accounts	459	463	1,381	1,383
Debit card usage fees	500	495	1,448	1,492
Trust services	828	831	2,398	2,286
Increase in cash value of bank-owned life insurance	287	262	839	769
Gain from bank-owned life insurance	—	—	—	691
Loan swap fees	—	431	—	431
Other income	285	340	938	1,116
Total noninterest income	2,359	2,822	7,004	8,168
Noninterest expense:
Salaries and employee benefits	6,823	6,696	20,481	20,592
Occupancy and equipment	1,926	1,359	5,225	4,008
Data processing	771	703	2,239	2,067
Technology and software	722	573	2,153	1,665
FDIC insurance	711	439	1,861	1,275
Professional fees	239	254	740	791
Director fees	223	196	658	652
Other expenses	1,477	1,685	4,597	5,400
Total noninterest expense	12,892	11,905	37,954	36,450
Income before income taxes	7,427	7,351	20,990	24,188
Income taxes	1,475	1,445	4,037	4,576
Net income	$5,952	$5,906	$16,953	$19,612

Basic earnings per common share	$0.35	$0.35	$1.01	$1.17
Diluted earnings per common share	$0.35	$0.35	$1.00	$1.17

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$5,952	$5,906	$16,953	$19,612
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	22,981	(23,391)	13,787	(20,561)
Income tax (expense) benefit	(5,685)	5,819	(3,431)	5,100
Other comprehensive income (loss) on securities	17,296	(17,572)	10,356	(15,461)
Unrealized gains on derivatives:
Unrealized holding gains (losses) arising during the period	(8,218)	5,303	1,635	11,771
Plus: reclassification adjustment for net gains realized in net income	(2,697)	(2,903)	(8,510)	(7,328)
Income tax (expense) benefit	2,708	(590)	1,711	(1,090)
Other comprehensive income (loss) on derivatives	(8,207)	1,810	(5,164)	3,353
Total other comprehensive income (loss)	9,089	(15,762)	5,192	(12,108)
Comprehensive income (loss)	$15,041	$(9,856)	$22,145	$7,504

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2024
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2024	$—	16,832,632	$3,000	$34,322	$273,981	$(87,420)	$223,883
Net income	—	—	—	—	5,952	—	5,952
Other comprehensive income, net of tax	—	—	—	—	—	9,089	9,089
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,209)	—	(4,209)
Stock-based compensation costs	—	—	—	638	—	—	638
Balance, September 30, 2024	$—	16,832,632	$3,000	$34,960	$275,724	$(78,331)	$235,353

	Three Months Ended September 30, 2023
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2023	$—	16,725,094	$3,000	$32,642	$269,301	$(87,817)	$217,126
Net income	—	—	—	—	5,906	—	5,906
Other comprehensive loss, net of tax	—	—	—	—	—	(15,762)	(15,762)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,182)	—	(4,182)
Stock-based compensation costs	—	—	—	845	—	—	845
Balance, September 30, 2023	$—	16,725,094	$3,000	$33,487	$271,025	$(103,579)	$203,933

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Nine Months Ended September 30, 2024
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2023	$—	16,725,094	$3,000	$34,197	$271,369	$(83,523)	$225,043
Net income	—	—	—	—	16,953	—	16,953
Other comprehensive income, net of tax	—	—	—	—	—	5,192	5,192
Cash dividends declared, $0.75 per common share	—	—	—	—	(12,598)	—	(12,598)
Stock-based compensation costs	—	—	—	1,850	—	—	1,850
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	107,538	—	(1,087)	—	—	(1,087)
Balance, September 30, 2024	$—	16,832,632	$3,000	$34,960	$275,724	$(78,331)	$235,353

	Nine Months Ended September 30, 2023
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2022	$—	16,640,413	$3,000	$32,021	$267,562	$(91,471)	$211,112
Cumulative effect of change in accounting principle(1)	—	—	—	—	(3,626)	—	(3,626)
Net income	—	—	—	—	19,612	—	19,612
Other comprehensive loss, net of tax	—	—	—	—	—	(12,108)	(12,108)
Cash dividends declared, $0.75 per common share	—	—	—	—	(12,523)	—	(12,523)
Stock-based compensation costs	—	—	—	2,401	—	—	2,401
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	84,681	—	(935)	—	—	(935)
Balance, September 30, 2023	$—	16,725,094	$3,000	$33,487	$271,025	$(103,579)	$203,933
(1)Cumulative effect adjustment pursuant to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1 for additional information.

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$16,953	$19,612
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	—	200
Net amortization and accretion	2,422	2,499
Stock-based compensation	1,850	2,401
Increase in cash value of bank-owned life insurance	(839)	(769)
Gain from bank-owned life insurance	—	(691)
Depreciation	2,564	1,189
Provision for deferred income taxes	1,904	207
Change in assets and liabilities:
Increase in accrued interest receivable	(261)	(1,610)
(Increase) decrease in other assets	334	(1,936)
Increase (decrease) in accrued expenses and other liabilities	4,129	(3,058)
Net cash provided by operating activities	29,056	18,044
Cash Flows from Investing Activities:
Proceeds from principal paydowns, maturities and calls of securities available for sale	37,736	31,886
Purchases of Federal Home Loan Bank stock	(57,683)	(90,194)
Proceeds from redemption of Federal Home Loan Bank stock	63,445	82,839
Net increase in loans	(93,609)	(106,925)
Purchases of premises and equipment	(23,568)	(24,699)
Proceeds of principal and earnings from bank-owned life insurance	—	2,458
Net cash used in investing activities	(73,679)	(104,635)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	304,774	(124,879)
Net increase (decrease) in federal funds purchased and other short-term borrowings	(150,270)	61,510
Net increase in Federal Home Loan Bank advances	—	160,000
Principal payments on long-term debt	(3,750)	(2,500)
Common stock dividends paid	(12,598)	(12,523)
Restricted stock units withheld for payroll taxes	(1,087)	(935)
Net cash provided by financing activities	137,069	80,673
Net increase (decrease) in cash and cash equivalents	92,446	(5,918)
Cash and Cash Equivalents:
Beginning	65,357	26,539
Ending	$157,803	$20,621

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$84,704	$61,342
Income taxes	930	3,890
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on February 23, 2024. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of September 30, 2024 and December 31, 2023, net income, comprehensive income (loss) and changes in stockholders' equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Company's wholly-owned subsidiary West Bank and West Bank's special purpose subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In accordance with GAAP, West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards CodificationTM.. The amendments in the ASU are expected to clarify or improve disclosure presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. These amendments have not had an impact to the Company as of September 30, 2024.
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
2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2024 and 2023 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$5,952	$5,906	$16,953	$19,612

Weighted average common shares outstanding	16,833	16,725	16,797	16,697
Weighted average effect of restricted stock units outstanding	88	43	76	45
Diluted weighted average common shares outstanding	16,921	16,768	16,873	16,742

Basic earnings per common share	$0.35	$0.35	$1.01	$1.17
Diluted earnings per common share	$0.35	$0.35	$1.00	$1.17
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	264	408	303	413

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$229,568	$4	$(35,809)	$193,763
Collateralized mortgage obligations (1)	284,773	—	(49,213)	235,560
Mortgage-backed securities (1)	149,135	—	(21,269)	127,866
Collateralized loan obligations	28,519	25	—	28,544
Corporate notes	13,750	—	(1,738)	12,012
	$705,745	$29	$(108,029)	$597,745

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$231,413	$19	$(38,427)	$193,005
Collateralized mortgage obligations (1)	305,200	—	(55,267)	249,933
Mortgage-backed securities (1)	157,711	—	(25,873)	131,838
Collateralized loan obligations	37,632	—	(96)	37,536
Corporate notes	13,750	—	(2,143)	11,607
	$745,706	$19	$(121,806)	$623,919
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with a total amortized cost of approximately $590,851 and $447,074 as of September 30, 2024 and December 31, 2023, respectively, were pledged to secure access to Federal Home Loan Bank (FHLB) advances and Federal Reserve credit programs, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of September 30, 2024, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	September 30, 2024
	Amortized Cost	Fair Value
Due after five years through ten years	$67,914	$63,419
Due after ten years	203,923	170,900
	271,837	234,319
Collateralized mortgage obligations and mortgage-backed securities	433,908	363,426
	$705,745	$597,745

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

There were no sales of securities available for sale during the three and nine months ended September 30, 2024 and 2023.

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$4,023	$(84)	9	$188,441	$(35,725)	95	$192,464	$(35,809)
Collateralized mortgage
obligations	—	—	—	235,559	(49,213)	71	235,559	(49,213)
Mortgage-backed securities	607	(8)	1	127,259	(21,261)	26	127,866	(21,269)
Corporate notes	—	—	—	12,012	(1,738)	8	12,012	(1,738)
	$4,630	$(92)	10	$563,271	$(107,937)	200	$567,901	$(108,029)

	December 31, 2023
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$3,353	$(89)	5	$184,522	$(38,338)	92	$187,875	$(38,427)
Collateralized mortgage
obligations	—	—	—	249,933	(55,267)	72	249,933	(55,267)
Mortgage-backed securities	—	—	—	131,838	(25,873)	27	131,838	(25,873)
Collateralized loan obligations	—	—	—	37,536	(96)	6	37,536	(96)
Corporate notes	—	—	—	11,607	(2,143)	8	11,607	(2,143)
	$3,353	$(89)	5	$615,436	$(121,717)	205	$618,789	$(121,806)

If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of September 30, 2024 and December 31, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of September 30, 2024 and December 31, 2023, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the "Accrued interest receivable" line of the Consolidated Balance Sheets. Interest receivable on securities was $3,291 and $3,271 as of September 30, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Commercial	$512,884	$531,594
Real estate:
Construction, land and land development	520,516	413,477
1-4 family residential first mortgages	89,749	106,688
Home equity	17,140	14,618
Commercial	1,870,132	1,854,510
Consumer and other	14,261	10,930
	3,024,682	2,931,817
Net unamortized fees and costs	(3,461)	(4,282)
	$3,021,221	$2,927,535

Real estate loans of approximately $1,460,000 and $1,420,000 were pledged as security for FHLB advances as of September 30, 2024 and December 31, 2023, respectively.

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

Allowance for Credit Losses for Loans

The following tables detail the changes in the allowance for credit losses (ACL) by loan segment for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,106	$4,228	$643	$148	$18,143	$154	$28,422
Charge-offs	(16)	—	—	—	—	—	(16)
Recoveries	8	3	1	1	—	—	13
Provision for credit loss expense(1)	183	66	2	25	723	1	1,000
Ending balance	$5,281	$4,297	$646	$174	$18,866	$155	$29,419

	Nine Months Ended September 30, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,291	$3,668	$704	$142	$18,420	$117	$28,342
Charge-offs	(20)	—	—	—	—	—	(20)
Recoveries	43	10	41	3	—	—	97
Provision for credit loss expense(1)	(33)	619	(99)	29	446	38	1,000
Ending balance	$5,281	$4,297	$646	$174	$18,866	$155	$29,419

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

The following tables present a breakdown of the ACL by segment, disaggregated based on the evaluation method as of September 30, 2024 and December 31, 2023.

	September 30, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,281	4,297	646	174	18,866	155	29,419
Total	$5,281	$4,297	$646	$174	$18,866	$155	$29,419

	December 31, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,291	3,668	704	142	18,420	117	28,342
Total	$5,291	$3,668	$704	$142	$18,420	$117	$28,342

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of September 30, 2024 and December 31, 2023.

	September 30, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$233	$—	$—	$—	$233
Collectively evaluated for credit losses	512,884	520,516	89,516	17,140	1,870,132	14,261	3,024,449
Total	$512,884	$520,516	$89,749	$17,140	$1,870,132	$14,261	$3,024,682

	December 31, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$296	$—	$—	$—	$296
Collectively evaluated for credit losses	531,594	413,477	106,392	14,618	1,854,510	10,930	2,931,521
Total	$531,594	$413,477	$106,688	$14,618	$1,854,510	$10,930	$2,931,817

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

Accrued interest on loans of $10,302 and $10,292 at September 30, 2024 and December 31, 2023, respectively, was included in the "Accrued interest receivable" line of the Consolidated Balance Sheets and was excluded from the estimate of credit losses.

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

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land
development	—	—	—	—	—	—
1-4 family residential first
mortgages	233	296	233	296	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$233	$296	$233	$296	$—	$—

There was $91 and $0 of interest income recognized on loans that were on nonaccrual for the nine months ended September 30, 2024 and September 30, 2023, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the delinquency status of the amortized cost of loans as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$512,884	$512,884
Real estate:
Construction, land and
land development	—	—	—	—	520,516	520,516
1-4 family residential
first mortgages	—	—	96	96	89,653	89,749
Home equity	—	—	—	—	17,140	17,140
Commercial	—	—	—	—	1,870,132	1,870,132
Consumer and other	—	—	—	—	14,261	14,261
Total	$—	$—	$96	$96	$3,024,586	$3,024,682

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$531,594	$531,594
Real estate:
Construction, land and
land development	—	—	—	—	413,477	413,477
1-4 family residential
first mortgages	—	—	—	—	106,688	106,688
Home equity	—	—	—	—	14,618	14,618
Commercial	—	—	—	—	1,854,510	1,854,510
Consumer and other	—	—	—	—	10,930	10,930
Total	$—	$—	$—	$—	$2,931,817	$2,931,817

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Loan Restructurings Made to Borrowers Experiencing Financial Difficulty

As of September 30, 2024 and December 31, 2023, the Company had no loan restructurings made to borrowers experiencing financial difficulty. There were no loan restructurings made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2024 and 2023. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross write-off by loan segment and origination year, based on the analysis performed as of September 30, 2024 and December 31, 2023.

	Term Loans by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial
Pass	$65,989	$92,049	$83,992	$37,970	$19,596	$42,425	$163,493	$505,514
Watch	3,973	123	2,787	408	—	—	79	7,370
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$69,962	$92,172	$86,779	$38,378	$19,596	$42,425	$163,572	$512,884
Current period gross writeoffs	$16	$—	$4	$—	$—	$—	$—	$20
Real estate:
Construction, land and land development
Pass	$146,668	$145,373	$88,038	$43,479	$19,492	$930	$76,536	$520,516
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$146,668	$145,373	$88,038	$43,479	$19,492	$930	$76,536	$520,516
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$10,746	$25,526	$18,102	$17,241	$10,551	$5,795	$1,555	$89,516
Watch	—	—	—	—	—	—	—	—
Substandard	—	137	—	—	96	—	—	233
Doubtful	—	—	—	—	—	—	—	—
Total	$10,746	$25,663	$18,102	$17,241	$10,647	$5,795	$1,555	$89,749
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$310	$2,755	$200	$461	$39	$23	$13,352	$17,140
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$310	$2,755	$200	$461	$39	$23	$13,352	$17,140
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$183,676	$151,776	$491,024	$443,817	$335,432	$240,595	$23,226	$1,869,546
Watch	—	—	334	252	—	—	—	586
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$183,676	$151,776	$491,358	$444,069	$335,432	$240,595	$23,226	$1,870,132
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$2,506	$685	$124	$254	$21	$117	$10,554	$14,261
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$2,506	$685	$124	$254	$21	$117	$10,554	$14,261
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

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

The following table presents the amortized cost basis of collateral dependent loans, by primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$233	$—	$—	$233	$—
Total	$233	$—	$—	$233	$—

	As of December 31, 2023
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$296	$—	$—	$296	$—
Total	$296	$—	$—	$296	$—

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company's allowance for credit losses for unfunded commitments was $1,544 and $2,544 as of September 30, 2024 and December 31, 2023, respectively. The allowance for credit losses for off-balance-sheet credit exposures is presented in the "Accrued expenses and other liabilities" line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance-sheet credit exposures is reflected in the "Credit loss expense" line of the Consolidated Statements of Income. There was a negative provision for credit losses of $1,000 for off-balance-sheet credit exposures during the three and nine months ended September 30, 2024 and no provision for the three and nine months ended September 30, 2023.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $465,000 and $445,000 at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the Company had swaps with a total notional amount of $295,000 that hedge the interest payments of rolling one-month funding consisting of FHLB advances or brokered deposits. An additional forward starting swap with a total notional amount of $20,000 has a starting date in November 2024, replacing a maturing swap in the rolling funding program. Also, as of September 30, 2024, the Company had swaps with a total notional amount of $40,000 that effectively convert variable-rate long-term debt to fixed-rate debt and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Cash Flow Hedges:
Gross notional amount	$465,000	$445,000
Fair value in other assets	5,833	11,313
Fair value in other liabilities	(2,383)	(988)
Weighted-average floating rate received	5.47%	5.64%
Weighted-average fixed rate paid	3.24%	3.04%
Weighted-average maturity in years	2.4	2.6

Non-Hedging Derivatives:
Gross notional amount	$289,009	$293,400
Fair value in other assets	11,769	14,114
Fair value in other liabilities	(11,769)	(14,114)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pre-tax gain (loss) recognized in other comprehensive
income	$(8,218)	$5,303	$1,635	$11,771
Decrease in interest expense	(2,697)	(2,903)	(8,510)	(7,328)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company estimates there will be approximately $9,909 reclassified from accumulated other comprehensive income (loss) to decrease interest expense through the 12 months ending September 30, 2025 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of September 30, 2024 and December 31, 2023, the Company pledged $300 and $0, respectively, of collateral to the counterparties in the form of cash on deposit. As of September 30, 2024 and December 31, 2023, the Company's counterparties pledged $12,290 and $22,340, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan collateral and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit losses	$7,617	$7,598
Net unrealized losses on securities available for sale	26,675	30,081
Lease liabilities	682	837
Accrued expenses	227	196
Restricted stock unit compensation	925	1,185
State net operating loss carryforward	1,970	1,763
Other	191	177
	38,287	41,837
Deferred tax liabilities:
Right-of-use assets	645	795
Deferred loan costs	230	258
Net unrealized gains on interest rate swaps	851	2,547
Premises and equipment	3,317	1,657
New markets tax credit loan	453	389
Other	142	125
	5,638	5,771
Net deferred tax assets before valuation allowance	32,649	36,066
Valuation allowance	(1,970)	(1,763)
Net deferred tax assets	$30,679	$34,303

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
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2024 and 2023.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2023	$(91,233)	$7,710	$(83,523)
Other comprehensive income before reclassifications	10,381	1,245	11,626
Amounts reclassified from accumulated other comprehensive loss	(25)	(6,409)	(6,434)
Net current period other comprehensive income (loss)	10,356	(5,164)	5,192
Balance, September 30, 2024	$(80,877)	$2,546	$(78,331)

Balance, December 31, 2022	$(103,680)	$12,209	$(91,471)
Other comprehensive income (loss) before reclassifications	(15,441)	8,879	(6,562)
Amounts reclassified from accumulated other comprehensive income	(20)	(5,526)	(5,546)
Net current period other comprehensive income (loss)	(15,461)	3,353	(12,108)
Balance, September 30, 2023	$(119,141)	$15,562	$(103,579)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following amounts as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Commitments to fund real estate construction loans	$214,595	$385,846
Other commitments to extend credit	510,976	641,554
Standby letters of credit	16,791	15,972
	$742,362	$1,043,372

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $18,045 and $20,159 at September 30, 2024 and December 31, 2023, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,253 and $1,649 as of September 30, 2024 and December 31, 2023, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2024.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$193,763	$—	$193,763	$—
Collateralized mortgage obligations	235,560	—	235,560	—
Mortgage-backed securities	127,866	—	127,866	—
Collateralized loan obligations	28,544	—	28,544	—
Corporate notes	12,012	—	12,012	—
Derivative instruments, interest rate swaps	17,602	—	17,602	—

Financial liabilities:
Derivative instruments, interest rate swaps	$14,152	$—	$14,152	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$193,005	$—	$193,005	$—
Collateralized mortgage obligations	249,933	—	249,933	—
Mortgage-backed securities	131,838	—	131,838	—
Collateralized loan obligations	37,536	—	37,536	—
Corporate notes	11,607	—	11,607	—
Derivative instruments, interest rate swaps	25,427	—	25,427	—

Financial liabilities:
Derivative instruments, interest rate swaps	$15,102	$—	$15,102	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Individually evaluated loans that are deemed to have impairment are classified within Level 3 of the fair value hierarchy and are recorded at fair value, which is based on the value of the collateral securing these loans. As of both September 30, 2024 and December 31, 2023, there were no individually evaluated loans with a fair value adjustment.

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$34,157	$34,157	$34,157	$—	$—
Interest-bearing deposits	123,646	123,646	123,646	—	—
Securities available for sale	597,745	597,745	—	597,745	—
Federal Home Loan Bank stock	17,195	17,195	17,195	—	—
Loans, net	2,991,802	2,953,129	—	2,953,129	—
Accrued interest receivable	13,842	13,842	13,842	—	—
Interest rate swaps	17,602	17,602	—	17,602	—
Financial liabilities:
Deposits	$3,278,553	$3,277,773	$—	$3,277,773	$—
Subordinated notes, net	79,828	64,129	—	64,129	—
Federal Home Loan Bank advances	315,000	315,000	—	315,000	—
Long-term debt	43,986	43,986	—	43,986	—
Accrued interest payable	10,794	10,794	10,794	—	—
Interest rate swaps	14,152	14,152	—	14,152	—

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
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, including the effects of changes in interest rates; fluctuations in the values of the securities held in our investment portfolio, including as a result of rising interest rates; competitive pressures, including from non-bank competitors such as credit unions, "fintech" companies and digital asset service providers; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards or regulatory requirements; the concentration of large deposits from certain clients, including those who have balances above current FDIC insurance limits; changes in local, national and international economic conditions, including the level and impact of inflation and possible recession; the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in recent bank failures; changes in legal and regulatory requirements, limitations and costs, including in response to the recent bank failures; changes in customers’ acceptance of the Company’s products and services; the occurrence of fraudulent activity, breaches or failures of our or our third-party partners' information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, including the ongoing Israeli-Palestinian conflict and the Russian invasion of Ukraine, widespread disease or pandemics, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their business; changes to U.S. tax laws, regulations and guidance; potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election; talent and labor shortages; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$17,960	$16,634	$51,940	$52,670
Tax-equivalent adjustment (1)	29	113	166	396
Net interest income on a FTE basis (non-GAAP)	17,989	16,747	52,106	53,066
Average interest-earning assets	3,749,688	3,478,053	3,692,647	3,458,606
Net interest margin on a FTE basis (non-GAAP)	1.91%	1.91%	1.88%	2.05%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$17,989	$16,747	$52,106	$53,066
Noninterest income	2,359	2,822	7,004	8,168
Adjustment for losses on disposal of premises and equipment, net	26	3	47	5
Adjusted income	20,374	19,572	59,157	61,239
Noninterest expense	12,892	11,905	37,954	36,450
Efficiency ratio on an adjusted and FTE basis (non-GAAP)(2)	63.28%	60.83%	64.16%	59.52%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three and nine months ended September 30, 2024 are compared to the results for the same periods in 2023, and the consolidated financial condition of the Company as of September 30, 2024 is compared to that as of December 31, 2023. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on February 23, 2024.

The Company conducts business from its headquarters building in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended September 30, 2024 was $5,952, or $0.35 per diluted common share, compared to $5,906, or $0.35 per diluted common share, for the three months ended September 30, 2023. The Company's annualized return on average assets and return on average equity for the three months ended September 30, 2024 were 0.60 percent and 10.41 percent, respectively, compared to 0.64 percent and 10.89 percent, respectively, for the three months ended September 30, 2023.

Net interest income for the three months ended September 30, 2024 increased $1,326, or 8.0 percent, compared to the three months ended September 30, 2023. The increase in net interest income was primarily due to the increase in interest income on loans and decrease in interest expense on federal funds purchased and other short-term borrowings, partially offset by the increase in interest expense on deposits.

Noninterest income decreased $463 for the three months ended September 30, 2024 compared to the same period in 2023, due to $431 in loan swap fees earned during the three months ended September 30, 2023. Noninterest expense increased $987 during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to increases in occupancy and equipment, technology and software expense and FDIC insurance, partially offset by a decrease in business development expenses.

Net income for the nine months ended September 30, 2024 was $16,953, or $1.00 per diluted common share, compared to $19,612, or $1.17 per diluted common share, for the nine months ended September 30, 2023. The Company's annualized return on average assets and return on average equity for the nine months ended September 30, 2024 were 0.59 percent and 10.18 percent, respectively, compared to 0.72 percent and 12.22 percent, respectively, for the nine months ended September 30, 2023.

Net interest income for the nine months ended September 30, 2024 declined $730, or 1.4 percent, compared to the nine months ended September 30, 2023. The decrease in net interest income was primarily due to the increase in interest expense on deposits, resulting from rising short-term interest rates and changes in deposit mix, partially offset by an increase in interest income on loans.

Noninterest income decreased $1,164 for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to loan swap fees and a nonrecurring gain from bank-owned life insurance in 2023. Noninterest expense increased $1,504 during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to increases in occupancy and equipment, technology and software expense and FDIC insurance, partially offset by a decrease in business development expenses.

The Company recorded a provision for credit losses on loans of $1,000 for the three and nine months ended September 30, 2024, compared to $200 for the three and nine months ended September 30, 2023. The provision for credit losses recorded in 2024 was due to changes in the forecasted loss rates, driven by increases in the forecasted unemployment rates. The Company also recorded a negative provision for credit losses on unfunded commitments of $1,000 for the three and nine months ended September 30, 2024, compared to no provision for the three and nine months ended September 30, 2023. The negative provision for unfunded commitments recorded in 2024 was due to the decrease in balances of unfunded commitments resulting primarily from the funding of construction loans.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Total loans outstanding increased $93,686, or 3.2 percent, during the first nine months of 2024. The credit quality of the loan portfolio remained strong, as evidenced by the Company's ratio of nonperforming loans to total assets of 0.01 percent as of both September 30, 2024 and December 31, 2023. As of both September 30, 2024 and December 31, 2023, the allowance for credit losses was 0.97 percent of total outstanding loans. Management believed the allowance for credit losses at September 30, 2024 was adequate to absorb expected losses in the loan portfolio as of that date.

On a quarterly basis, the Company compares three key performance metrics to those of our identified peer group. The peer group for 2024 consists of 21 Midwestern, publicly traded financial institutions, including Bank First Corporation, Bridgewater Bancshares Inc., ChoiceOne Financial Services, Inc., Civista Bancshares, Inc., CrossFirst Bankshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., HBT Financial Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. The Company is in the middle of the group in terms of asset size. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and nonperforming assets to total assets. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the nine months ended September 30, 2024	As of and for the six months ended June 30, 2024	As of and for the six months ended June 30, 2024
Return on average equity	10.18%	10.07%	2.37% - 15.11%
Efficiency ratio(1)	64.16%	64.62%	47.40% - 79.76%
Nonperforming assets to total assets	0.01%	0.01%	0.01% - 0.65%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

At its meeting on October 23, 2024, the Company's Board of Directors declared a regular quarterly cash dividend of $0.25 per common share. The dividend is payable on November 20, 2024, to stockholders of record on November 6, 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2024 compared with the same periods in 2023.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	Change %	2024	2023	Change	Change %
Net income	$5,952	$5,906	$46	0.78%	$16,953	$19,612	$(2,659)	(13.56)%
Average assets	3,973,824	3,679,541	294,283	8.00%	3,916,919	3,647,777	269,142	7.38%
Average stockholders' equity	227,513	215,230	12,283	5.71%	222,392	214,599	7,793	3.63%

Return on average assets	0.60%	0.64%	(0.04)%		0.59%	0.72%	(0.13)%
Return on average equity	10.41%	10.89%	(0.48)%		10.18%	12.22%	(2.04)%
Net interest margin (1)	1.91%	1.91%	—%		1.88%	2.05%	(0.17)%
Efficiency ratio (1) (2)	63.28%	60.83%	2.45%		64.16%	59.52%	4.64%
Dividend payout ratio	70.71%	70.79%	(0.08)%		74.31%	63.85%	10.46%
Average equity to average assets ratio	5.73%	5.85%	(0.12)%		5.68%	5.88%	(0.20)%

					As of September 30,
					2024	2023	Change
Nonperforming assets to total assets (2)					0.01%	0.01%	—%
Equity to assets ratio					5.90%	5.51%	0.39%
Tangible common equity ratio					5.90%	5.51%	0.39%
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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2024	2023	Change	Change- %	2024	2023	Change	Change- %	2024	2023	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$507,127	$525,596	$(18,469)	(3.51)%	$8,514	$8,332	$182	2.18%	6.68%	6.29%	0.39%
Real estate (3)	2,469,145	2,278,129	191,016	8.38%	33,721	28,310	5,411	19.11%	5.43%	4.93%	0.50%
Consumer and other	15,000	9,488	5,512	58.09%	282	173	109	63.01%	7.48%	7.24%	0.24%
Total loans	2,991,272	2,813,213	178,059	6.33%	42,517	36,815	5,702	15.49%	5.65%	5.19%	0.46%

Securities:
Taxable	468,100	514,488	(46,388)	(9.02)%	3,261	3,427	(166)	(4.84)%	2.79%	2.66%	0.13%
Tax-exempt (3)	141,214	148,531	(7,317)	(4.93)%	822	934	(112)	(11.99)%	2.33%	2.52%	(0.19)%
Total securities	609,314	663,019	(53,705)	(8.10)%	4,083	4,361	(278)	(6.37)%	2.68%	2.63%	0.05%

Interest-bearing deposits	149,102	1,821	147,281	8,087.92%	2,041	29	2,012	6,937.93%	5.45%	6.36%	(0.91)%
Total interest-earning assets(3)	$3,749,688	$3,478,053	$271,635	7.81%	48,641	41,205	7,436	18.05%	5.16%	4.70%	0.46%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$453,589	$434,649	$18,940	4.36%	2,167	1,680	487	28.99%	1.90%	1.53%	0.37%
Savings and money market	1,609,695	1,329,963	279,732	21.03%	15,566	11,080	4,486	40.49%	3.85%	3.31%	0.54%
Time deposits	665,938	427,545	238,393	55.76%	8,343	4,396	3,947	89.79%	4.98%	4.08%	0.90%
Total deposits	2,729,222	2,192,157	537,065	24.50%	26,076	17,156	8,920	51.99%	3.80%	3.10%	0.70%
Borrowed Funds:
Federal funds purchased and
other short-term borrowings	8,132	248,065	(239,933)	(96.72)%	115	3,165	(3,050)	(96.37)%	5.62%	5.06%	0.56%
Subordinated notes, net	79,792	79,533	259	0.33%	1,112	1,113	(1)	(0.09)%	5.55%	5.55%	—%
Federal Home Loan Bank
advances	315,000	302,119	12,881	4.26%	2,748	2,329	419	17.99%	3.47%	3.06%	0.41%
Long-term debt	44,407	49,448	(5,041)	(10.19)%	601	695	(94)	(13.53)%	5.38%	5.57%	(0.19)%
Total borrowed funds	447,331	679,165	(231,834)	(34.14)%	4,576	7,302	(2,726)	(37.33)%	4.07%	4.27%	(0.20)%
Total interest-bearing
liabilities	$3,176,553	$2,871,322	$305,231	10.63%	30,652	24,458	6,194	25.33%	3.84%	3.38%	0.46%

Net interest income (FTE) (4)					$17,989	$16,747	$1,242	7.42%
Net interest spread (FTE)									1.32%	1.32%	—%
Net interest margin (FTE) (4)									1.91%	1.91%	—%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2024	2023	Change	Change- %	2024	2023	Change	Change- %	2024	2023	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$525,870	$524,231	$1,639	0.31%	$26,266	$23,867	$2,399	10.05%	6.67%	6.09%	0.58%
Real estate (3)	2,438,739	2,247,851	190,888	8.49%	97,438	80,584	16,854	20.91%	5.34%	4.79%	0.55%
Consumer and other	13,916	8,852	5,064	57.21%	785	453	332	73.29%	7.53%	6.84%	0.69%
Total loans	2,978,525	2,780,934	197,591	7.11%	124,489	104,904	19,585	18.67%	5.58%	5.04%	0.54%

Securities:
Taxable	478,742	526,259	(47,517)	(9.03)%	10,071	10,175	(104)	(1.02)%	2.80%	2.58%	0.22%
Tax-exempt (3)	141,354	149,497	(8,143)	(5.45)%	2,501	2,855	(354)	(12.40)%	2.36%	2.55%	(0.19)%
Total securities	620,096	675,756	(55,660)	(8.24)%	12,572	13,030	(458)	(3.51)%	2.70%	2.57%	0.13%

Interest-bearing deposits	94,026	1,916	92,110	4,807.41%	3,855	84	3,771	4,489.29%	5.48%	5.86%	(0.38)%
Total interest-earning assets (3)	$3,692,647	$3,458,606	$234,041	6.77%	140,916	118,018	22,898	19.40%	5.10%	4.56%	0.54%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$460,005	$472,729	$(12,724)	(2.69)%	6,550	4,882	1,668	34.17%	1.90%	1.38%	0.52%
Savings and money market	1,504,553	1,332,933	171,620	12.88%	42,054	30,714	11,340	36.92%	3.73%	3.08%	0.65%
Time	622,105	420,513	201,592	47.94%	22,974	11,176	11,798	105.57%	4.93%	3.55%	1.38%
Total deposits	2,586,663	2,226,175	360,488	16.19%	71,578	46,772	24,806	53.04%	3.70%	2.81%	0.89%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	101,166	207,034	(105,868)	(51.14)%	4,248	7,508	(3,260)	(43.42)%	5.61%	4.85%	0.76%
Subordinated notes, net	79,726	79,466	260	0.33%	3,325	3,328	(3)	(0.09)%	5.57%	5.60%	(0.03)%
Federal Home Loan Bank
advances	315,000	249,011	65,989	26.50%	7,791	5,212	2,579	49.48%	3.30%	2.80%	0.50%
Long-term debt	45,674	50,538	(4,864)	(9.62)%	1,868	2,132	(264)	(12.38)%	5.46%	5.64%	(0.18)%
Total borrowed funds	541,566	586,049	(44,483)	(7.59)%	17,232	18,180	(948)	(5.21)%	4.25%	4.15%	0.10%
Total interest-bearing
liabilities	$3,128,229	$2,812,224	$316,005	11.24%	88,810	64,952	23,858	36.73%	3.79%	3.09%	0.70%

Net interest income (FTE) (4)					$52,106	$53,066	$(960)	(1.81)%
Net interest spread (FTE)									1.31%	1.47%	(0.16)%
Net interest margin (FTE) (4)									1.88%	2.05%	(0.17)%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve increased the target federal funds interest rate by a total of 425 basis points in 2022 and an additional 100 basis points in 2023. In September 2024, the Federal Reserve reduced the target federal funds interest rate by 50 basis points. The timing and extent of additional interest rate reductions is not known at this time.

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for both the three months ended September 30, 2024 and September 30, 2023 was 1.91 percent, while the net interest margin for the nine months ended September 30, 2024 decreased by 17 basis points, compared to the nine months ended September 30, 2023. Tax-equivalent net interest income for the three months ended September 30, 2024 increased $1,242 when compared to the same period in 2023, and decreased $960 for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023.

Tax-equivalent interest income on loans increased $5,702 and $19,585 for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. This increase in interest income on loans was driven by a combination of an increase in the average balance of loans and an increase in loan yields. The average balance of loans for the three and nine months ended September 30, 2024 increased $178,059 and $197,591, respectively, compared to the three and nine months ended September 30, 2023, while loan yields increased 46 and 54 basis points, respectively, during these periods. Higher market interest rates in the first nine months of 2024 compared to the same period in 2023 have resulted in higher rates on variable-rate loans and loan originations and renewals compared to current portfolio rates. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The yield on the loan portfolio is expected to increase in flat and rising rate environments as variable-rate loans reprice at higher rates and renewals and new originations are priced at prevailing market rates, which exceed the roll-off rate of principal repayments on existing loans. In a declining rate environment, the yield on variable-rate loans will decline, however as long as market rates remain higher than the yield on the fixed rate portfolio, renewals and originations will continue to increase the yield on the fixed-rate portfolio. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

The average balance of deposits increased $537,065 and $360,488 for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The rate paid on deposits increased 70 and 89 basis points for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The increase in the cost of deposits was primarily due to increases in deposit interest rates in response to increases in the target federal funds rate that occurred in 2023, the inverted yield curve, increased competition for deposit balances, and changes in deposit mix.

Interest expense on borrowed funds decreased $2,726 and $948 for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The average balance of borrowed funds decreased $231,834 and $44,483 for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The average balance of federal funds purchased and other short-term borrowings decreased $239,933 and $105,868 for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to increases in deposits. The average rate paid on federal funds purchased and other short-term borrowings increased 56 and 76 basis points in the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. This increase in average rates paid on federal funds purchased and other short-term borrowings was driven by the higher federal funds rate in the first nine months of 2024 compared to the same period in 2023. The average balance of FHLB advances increased by $65,989 for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase in average balances was primarily due to an increase in rolling one-month FHLB advances that are hedged with long-term interest rate swap agreements to provide fixed cost wholesale funding.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Credit Loss Expense and the Related Allowance for Credit Losses

The credit loss expense recorded on the income statement represents a charge made to earnings to maintain an adequate allowance for credit losses. The adequacy of the allowance for credit losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for credit losses is management's estimate of expected lifetime losses in the loan portfolio as of the balance sheet date. The Company recorded a credit loss expense for loans of $1,000 for the three and nine months ended September 30, 2024, compared to a credit loss expense for loans of $200 for the three and nine months ended September 30, 2023, respectively. The credit loss expense for loans in 2024 was primarily due to the changes in the forecasted loss rates due to increases in forecasted unemployment rates. Additionally, the Company recorded a negative credit loss expense of $1,000 related to unfunded commitments for the three and nine months ended September 30, 2024, primarily due to decreases in the balance of unfunded commitments resulting primarily from the funding of construction loans. Management believed the allowance for credit losses at September 30, 2024 was adequate to absorb expected losses in the loan portfolio as of that date.

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

While management uses available information to recognize losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances, changes in the overall economy in the markets we currently serve, or later acquired information. Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio. In addition, regulatory agencies, as integral parts of their examination processes, periodically review the credit quality of the loan portfolio and the level of the allowance for credit losses. Such agencies may require West Bank to recognize additional charge-offs or provisions for credit losses based on such agencies' review of information available to them at the time of their examinations.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for credit losses on loans for the three and nine months ended September 30, 2024 and 2023 and related ratios.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Balance at beginning of period	$28,422	$27,938	$484	$28,342	$25,473	$2,869
Adoption of CECL	—	—	—	—	2,458	(2,458)
Charge-offs	(16)	—	(16)	(20)	(18)	(2)
Recoveries	13	9	4	97	34	63
Net (charge-offs) recoveries	(3)	9	(12)	77	16	61
Provision for credit losses charged
(credited) to operations	1,000	200	800	1,000	200	800
Balance at end of period	$29,419	$28,147	$1,272	$29,419	$28,147	$1,272

Average loans outstanding	$2,991,272	$2,813,213		$2,978,525	$2,780,934

Ratio of annualized net (charge-offs)
recoveries during the period to average
loans outstanding	0.00%	0.00%		0.00%	0.00%

Ratio of allowance for credit losses for
loans to average loans outstanding	0.98%	1.00%		0.99%	1.01%

Ratio of allowance for credit losses for
loans to total loans at end of period	0.97%	0.99%		0.97%	0.99%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended September 30,
Noninterest income:	2024	2023	Change	Change %
Service charges on deposit accounts	$459	$463	$(4)	(0.86)%
Debit card usage fees	500	495	5	1.01%
Trust services	828	831	(3)	(0.36)%
Increase in cash value of bank-owned life insurance	287	262	25	9.54%
Loan swap fees	—	431	(431)	(100.00)%
Other income	285	340	(55)	(16.18)%
Total noninterest income	$2,359	$2,822	$(463)	(16.41)%

	Nine Months Ended September 30,
Noninterest income:	2024	2023	Change	Change %
Service charges on deposit accounts	$1,381	$1,383	$(2)	(0.14)%
Debit card usage fees	1,448	1,492	(44)	(2.95)%
Trust services	2,398	2,286	112	4.90%
Increase in cash value of bank-owned life insurance	839	769	70	9.10%
Gain from bank-owned life insurance	—	691	(691)	(100.00)%
Loan swap fees	—	431	(431)	(100.00)%
Other income	938	1,116	(178)	(15.95)%
Total noninterest income	$7,004	$8,168	$(1,164)	(14.25)%

Revenue from trust services was higher for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to increases in one-time estate fees. The gain from bank-owned life insurance that occurred in the nine months ended September 30, 2023 was the result of a death benefit claim. Loan swap fees in 2023 consisted of fees earned in the back-to-back swap program.

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

	Three Months Ended September 30,
Noninterest expense:	2024	2023	Change	Change %
Salaries and employee benefits	$6,823	$6,696	$127	1.90%
Occupancy and equipment	1,926	1,359	567	41.72%
Data processing	771	703	68	9.67%
Technology and software	722	573	149	26.00%
FDIC insurance	711	439	272	61.96%
Professional fees	239	254	(15)	(5.91)%
Director fees	223	196	27	13.78%
Other expenses:
Business development	216	287	(71)	(24.74)%
Insurance expense	197	178	19	10.67%
Trust	168	159	9	5.66%
Consulting fees	61	56	5	8.93%
Marketing	12	34	(22)	(64.71)%
Charitable contributions	—	60	(60)	(100.00)%
Low income housing projects amortization	123	136	(13)	(9.56)%
New markets tax credit project amortization and management fees	230	230	—	—%
All other	470	545	(75)	(13.76)%
Total other expenses	1,477	1,685	(208)	(12.34)%
Total noninterest expense	$12,892	$11,905	$987	8.29%

	Nine Months Ended September 30,
Noninterest expense:	2024	2023	Change	Change %
Salaries and employee benefits	$20,481	$20,592	$(111)	(0.54)%
Occupancy and equipment	5,225	4,008	1,217	30.36%
Data processing	2,239	2,067	172	8.32%
Technology and software	2,153	1,665	488	29.31%
FDIC insurance	1,861	1,275	586	45.96%
Professional fees	740	791	(51)	(6.45)%
Director fees	658	652	6	0.92%
Other expenses:
Business development	613	1,035	(422)	(40.77)%
Insurance expense	592	610	(18)	(2.87)%
Trust	495	462	33	7.14%
Consulting fees	198	175	23	13.14%
Marketing	75	115	(40)	(34.78)%
Charitable contributions	—	180	(180)	(100.00)%
Low income housing projects amortization	439	469	(30)	(6.40)%
New markets tax credit project amortization and management fees	689	689	—	—%
All other	1,496	1,665	(169)	(10.15)%
Total other	4,597	5,400	(803)	(14.87)%
Total noninterest expense	$37,954	$36,450	$1,504	4.13%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Occupancy and equipment expense increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to an increase in occupancy costs related to new bank buildings, including the Company's new headquarters building. Technology and software expenses increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 due to the addition of new technology, product updates and information security solutions. FDIC insurance expense increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to an increase in assessment rate.

Income Tax Expense

The Company recorded income tax expense of $1,475 (19.9 percent of pre-tax income) and $4,037 (19.2 percent of pre-tax income) for the three and nine months ended September 30, 2024, compared with $1,445 (19.7 percent of pre-tax income) and $4,576 (18.9 percent of pre-tax income) for the three and nine months ended September 30, 2023. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain from bank-owned life insurance, disallowed interest expense, and state income taxes. The tax rates for the first nine months of 2024 and 2023 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $1,131 and $1,123, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $3,988,566 as of September 30, 2024, compared to total assets of $3,825,758 as of December 31, 2023. Changes in the balance sheet included increases in interest-bearing cash deposits, loans, premises and equipment and total deposits and decreases in securities available for sale and federal funds purchased and other short-term borrowings.

Securities

Securities available for sale decreased by $26,174 during the nine months ended September 30, 2024. This decrease was due to calls and principal paydowns on securities since December 31, 2023, partially offset by a decrease in unrealized losses on securities. Management concluded unrealized losses in the portfolio as of September 30, 2024 are the result of increases in risk-free market interest rates since the securities were purchased and are not an indication of declining credit quality. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax. The Company expects the securities portfolio as a percentage of total assets to decrease over time as the proceeds from paydowns and maturities may be used for loan growth or repayment of borrowed funds.

As of September 30, 2024, approximately 61 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management believes these securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities.

Loans and Nonperforming Assets

Loans outstanding increased $93,686 from $2,927,535 as of December 31, 2023 to $3,021,221 as of September 30, 2024. Changes in the loan portfolio during the first nine months of 2024 included an increase of $107,039 in construction, land and land development loans and a decrease of $18,710 in commercial loans.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land and land development loans exceed 100 percent of total risk-based capital. Although the commercial real estate portfolio exceeded these regulatory guidelines as of September 30, 2024, they were within the Company's established policy limits and management believes that the Company has appropriate risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2023 was presented in the Company's Form 10-K/A, filed with the SEC on February 23, 2024, and the Company has not experienced any material changes to that portfolio since December 31, 2023.

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	September 30, 2024	December 31, 2023	Change
Nonaccrual loans	$233	$296	$(63)
Loans past due 90 days and still accruing interest	—	—	—
Loan restructurings (1)	—	—	—
Total nonperforming loans	233	296	(63)
Other real estate owned	—	—	—
Total nonperforming assets	$233	$296	$(63)

Nonperforming loans to total loans	0.01%	0.01%	—%
Nonperforming assets to total assets	0.01%	0.01%	—%
(1)While loan restructurings made to borrowers experiencing financial difficulty (loan restructurings) are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. Loan restructurings on nonaccrual status are categorized as nonaccrual. There were no loan restructurings categorized as nonaccrual as of September 30, 2024 or December 31, 2023.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Deposits

Deposits increased $304,774, or 10.2 percent, during the first nine months of 2024. Brokered deposits increased to $425,870 at September 30, 2024, from $305,411 at December 31, 2023. Excluding brokered deposits, deposits increased $184,315, or 6.9 percent, during the first nine months of 2024. Deposit growth included a mix of public funds and commercial and consumer deposits. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers' own liquidity needs. In particular, significant competition for deposits driven by high interest rate alternatives for depositors has impacted deposit fluctuations and increased our cost of deposits.

West Bank participates in the IntraFi® ICS and CDARS reciprocal deposit network which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. As of September 30, 2024, estimated uninsured deposits, which excludes deposits in the IntraFi® reciprocal network, brokered deposits and public funds protected by state programs, were approximately 27.8 percent of total deposits.

Borrowed Funds

Federal funds purchased and other short-term borrowings decreased from $150,270 at December 31, 2023 to $0 as of September 30, 2024. Federal funds purchased and other short-term borrowings were reduced during the first nine months of 2024 as a result of the increase in deposits.

The Company had $315,000 of FHLB advances outstanding at September 30, 2024, $295,000 of which are one-month rolling advances hedged with long-term interest rate swaps. The interest rate swaps that hedge the interest rates on these FHLB advances have maturity dates ranging from November 2024 through June 2029 and fixed rates ranging from 1.69 percent to 4.42 percent. Additionally, the Company has one forward starting interest rate swap with a notional amount of $20,000 and a starting date in November 2024, which replaces a maturing swap. This strategy of hedging short-term rolling funding effectively provides fixed cost wholesale funding through the maturity dates of the various interest rate swaps.

Liquidity

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $157,803 as of September 30, 2024 compared with $65,357 as of December 31, 2023.

Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers' own liquidity needs. The Company utilizes brokered deposits and other wholesale funding to supplement core deposit fluctuations and loan growth. Brokered deposits are obtained through various programs administered by IntraFi®, and through other third party brokers. At September 30, 2024, the Company had $425,870 in brokered deposits, which included fixed-rate deposits with terms through February 2029 and variable-rate deposits with terms through September 2025.

As of September 30, 2024, West Bank had additional borrowing capacity available from the FHLB of approximately $628,000, as well as approximately $125,000 through the Federal Reserve discount window and $75,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $29,056 to liquidity for the nine months ended September 30, 2024. Management believed that the combination of high levels of potentially liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity were sufficient to meet our liquidity needs as of September 30, 2024.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,253 and $1,649 as of September 30, 2024 and December 31, 2023, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Capital

The Company's total stockholders' equity increased to $235,353 at September 30, 2024 from $225,043 at December 31, 2023. The increase was primarily the result of retained net income and the increase in the market value of our available for sale investment portfolio. While accumulated other comprehensive losses reduce tangible common equity, they have no impact on regulatory capital. At September 30, 2024, the Company's tangible common equity as a percent of tangible assets was 5.90 percent compared to 5.88 percent as of December 31, 2023.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024
Total Capital (to Risk-Weighted Assets)
Consolidated	$424,648	11.95%	$284,190	8.00%	$373,000	10.50%	$355,238	10.00%
West Bank	452,168	12.73%	284,089	8.00%	372,867	10.50%	355,112	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	333,684	9.39%	213,143	6.00%	301,952	8.50%	284,190	8.00%
West Bank	421,204	11.86%	213,067	6.00%	301,845	8.50%	284,089	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	313,684	8.83%	159,857	4.50%	248,667	7.00%	230,905	6.50%
West Bank	421,204	11.86%	159,800	4.50%	248,578	7.00%	230,823	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	333,684	8.15%	163,803	4.00%	163,803	4.00%	204,754	5.00%
West Bank	421,204	10.29%	163,727	4.00%	163,727	4.00%	204,659	5.00%

As of December 31, 2023
Total Capital (to Risk-Weighted Assets)
Consolidated	$419,452	11.88%	$282,508	8.00%	$370,791	10.50%	$353,135	10.00%
West Bank	450,444	12.76%	282,307	8.00%	370,527	10.50%	352,883	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	328,566	9.30%	211,881	6.00%	300,164	8.50%	282,508	8.00%
West Bank	419,558	11.89%	211,730	6.00%	299,951	8.50%	282,307	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	308,566	8.74%	158,911	4.50%	247,194	7.00%	229,537	6.50%
West Bank	419,558	11.89%	158,797	4.50%	247,018	7.00%	229,374	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	328,566	8.50%	154,628	4.00%	154,628	4.00%	193,285	5.00%
West Bank	419,558	10.86%	154,571	4.00%	154,571	4.00%	193,213	5.00%

The Company and West Bank are subject to a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2024, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

	At September 30, 2024
	Sensitivity of Net Interest Income Over One Year Horizon
Change in Interest Rates	$ Change	% Change
300 basis points rising	$(9,941)	(11.65)%
200 basis points rising	(6,583)	(7.71)
100 basis points rising	(3,480)	(4.08)
100 basis points falling	3,303	3.87
200 basis points falling	5,427	6.36
300 basis points falling	6,536	7.66

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

West Bancorporation, Inc.
(Registrant)

October 24, 2024	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

October 24, 2024	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)