Form 10-K
period 2024-12-31
WEST BANCORPORATION INC
filed 2025-02-20
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2024, was approximately $287,891,679 (based on the closing price on the Nasdaq Global Select Market on that date of $17.90).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the most recent practicable date, February 19, 2025.

16,832,632 shares of common stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which will be filed on or before March 4, 2025, is incorporated by reference into Part III hereof to the extent indicated in such Part.

(PAGE INTENTIONALLY LEFT BLANK)

West Bancorporation, Inc. and Subsidiary
“SAFE HARBOR” CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, including the effects of changes in interest rates; effects on the U.S. economy resulting from the implementation of policies proposed by the new presidential administration, including tariffs, mass deportations and tax regulations; fluctuations in the values of the securities held in our investment portfolio, including as a result of rising interest rates; competitive pressures, including from non-bank competitors such as credit unions, “fintech” companies and digital asset service providers; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards or regulatory requirements; the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation (FDIC) insurance limits; changes in local, national and international economic conditions, including the level and impact of inflation and possible recession; the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in several bank failures; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; the occurrence of fraudulent activity, breaches or failures of our or our third-party partners’ information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, including the ongoing Israeli-Palestinian conflict and the Russian invasion of Ukraine; widespread disease or pandemics, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their businesses; changes to U.S. tax laws, regulations and guidance; potential changes in federal policy and at regulatory agencies as a result of the 2024 presidential election; new or revised accounting policies or practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board; talent and labor shortages and employee turnover; and any other risks described in the “Risk Factors” sections of reports filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

General Development of Business

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA). The Company was formed in 1984 to own West Bank, an Iowa-chartered bank headquartered in West Des Moines, Iowa. West Bank is a business-focused community bank that was organized in 1893. The Company’s primary activity during 2024 was the ownership of West Bank. The Company’s and West Bank’s only business is banking, and therefore, no segment information is presented in this report. For additional information regarding the Company’s segment reporting, see Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K .

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

West Bancorporation, Inc. and Subsidiary

The Company continues to grow, as loans outstanding at the end of 2024 totaled $3.0 billion compared to $2.9 billion at the end of 2023, an increase of 2.6 percent. Total deposits at the end of 2024 totaled $3.4 billion compared to $3.0 billion at the end of 2023, an increase of 12.9 percent. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality.
The Company declared and paid cash dividends on its common stock totaling $1.00 per share in 2024 and declared a $0.25 quarterly dividend on January 22, 2025, payable on February 19, 2025, to stockholders of record on February 5, 2025. The Company expects to continue paying regular quarterly dividends in the future. In the opinion of management, the capital position of the Company is strong. At December 31, 2024, the Company’s tangible common equity ratio was 5.68 percent compared to 5.88 percent at December 31, 2023. As of December 31, 2024 and 2023, the Company had no intangible assets or preferred stock outstanding. Additional information on capital can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company’s Business

West Bank provides full-service community banking and trust services to customers located primarily in the following metropolitan areas: Des Moines, Coralville and Iowa City, Iowa, and Rochester, Owatonna, Mankato and St. Cloud, Minnesota. West Bank has six offices in the Des Moines area, one office in Coralville, Iowa and one office in each of our four Minnesota markets. In 2024, West Bank completed construction of a new headquarters building in West Des Moines, Iowa. The new building consolidates the organization’s operations under one roof, and provides space for future growth and enhanced business development opportunities. West Bank offers many types of credit to its customers, including commercial, real estate and consumer loans. West Bank offers trust services, including the administration of estates, conservatorships, personal trusts and agency accounts.

West Bank offers a full range of commercial and consumer deposit services, including checking, savings and money market accounts and time certificates of deposit. West Bank also offers online banking, mobile banking and treasury management services, which help to meet the banking needs of its customers. Treasury management services offered to business customers include cash management, client-generated automated clearing house transactions, remote deposit, lock box and fraud protection services. Also offered are merchant credit card processing and corporate credit cards.

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

As of December 31, 2024, we conducted banking operations through 11 locations in central and eastern Iowa and southern Minnesota. The economies in our market areas are well diversified. We believe that an important factor contributing to our historical performance and our ability to execute our strategic priorities is the vibrancy of our markets. Our markets are home to major financial services companies, healthcare systems, educational institutions, technology and agribusiness companies, and state and local governments. Our markets host major employers such as Principal Financial Group, Wells Fargo, Hy-Vee, John Deere, Mayo Clinic, University of Iowa, University of Iowa Health Care, MercyOne, UnityPoint Health, CentraCare Health Systems and IBM.

The markets in which we operate have generally experienced population growth over the past five years. Des Moines-West Des Moines is the largest metropolitan statistical area (MSA) in Iowa, while Iowa City and Coralville make up the fourth largest MSA in Iowa. Rochester and St. Cloud are the third and fourth largest MSAs in Minnesota, respectively. We believe our markets are economically stable. Unemployment rates in all our markets are below the national unemployment rate of 4.1 percent as of December 31, 2024, according to data from the U.S. Bureau of Labor Statistics.

West Bancorporation, Inc. and Subsidiary

The market areas served by West Bank are highly competitive with respect to both loans and deposits. West Bank competes with other commercial banks, credit unions, mortgage companies and other financial service providers, including financial technology (FinTech) companies. According to the Federal Deposit Insurance Corporation’s (FDIC) Summary of Deposits as of June 30, 2024, West Bank ranked seventh in the state of Iowa in terms of deposit share. Some of West Bank’s competitors are locally controlled, while others are regional, national or international companies. The larger, international, national or regional banks have certain competitive advantages due to their ability to undertake substantial advertising campaigns and allocate their investment assets to out-of-market geographic regions with potentially higher returns. Such banks also offer certain services, such as international and conduit financing transactions, which are not offered directly by West Bank. These larger banking organizations also have much higher legal lending limits than West Bank, and therefore, may be better able to service large regional, national and global commercial customers. The financial services industry has become even more competitive in recent years as a result of legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks, such as FinTech companies, to offer deposit and loan products and services traditionally provided by banks.

In order to compete to the fullest extent possible with the other financial institutions in its primary market areas, West Bank uses the flexibility and knowledge of its local management, Board of Directors and community advisors. West Bank has a group of community advisors in each of its markets who provide insight to management on current business activity levels and trends. West Bank seeks to capitalize on customers who desire to do business with a local institution. This includes emphasizing specialized services, local promotional activities, and personal contacts by West Bank’s officers, directors and employees. In particular, West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority, flexible loan arrangements, quality products and services, and proactive relationship management. West Bank competes for deposits principally by offering depositors a variety of straight-forward deposit products along with online and mobile access and other personalized services.

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

We believe that diversity encourages innovation and inclusion, and our team’s differences give us a competitive advantage. Our goal is to foster a culture in which those differences are valued and respected. Our team is made up of 180 full-time employees and 9 part-time employees. We are proud of our culturally and gender diverse workforce, with approximately 22 percent identifying as culturally or ethnically diverse and approximately 59 percent as female.

We continue to invest in initiatives aimed at the growth and readiness of our workforce, including our West Bank Women’s Impact Network (WIN). Since 2014, WIN connects and expands relationships among women at West Bank with women in our communities and our customers. The network builds a system of sponsors and mentors to provide more opportunities for women in leadership at West Bank and furthers our impact on the community through support and sponsorship of women’s leadership initiatives. 20 percent of West Bank’s current executive management team, 45 percent of West Bank officers and 48 percent of department managers are women. Currently, women comprise 27 percent of the directors on our Board of Directors.

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

West Bancorporation, Inc. and Subsidiary

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

Our approach also promotes longevity in our workforce. The average tenure of our employees is nine years and the average tenure of bank officers is over 12 years. Approximately 17 percent have been with West Bank for 10-15 years and approximately 22 percent have been with West Bank for over 15 years. Non-teller turnover was approximately 7 percent in 2024, compared to 10 percent in 2023. We conduct periodic company-wide employee engagement surveys to assess employee satisfaction and engagement.

Succession planning and talent development are important at all levels within our organization. The Board oversees executive management’s succession plan for our named executive officers. The Board’s succession planning activities are ongoing. In addition, the CEO annually provides the Board with his assessment of senior leaders and their potential to succeed at key senior management positions.

Environmental, Social, and Governance (ESG) & Corporate Responsibility

West Bancorporation, Inc. strives to be a good corporate citizen by operating as an employer that is committed to our vibrant and diverse workforce and by conducting business in an environmentally responsible manner. The Board carefully considers corporate social responsibility when it works with management to determine the Company’s strategic priorities and plans to achieve such priorities. Learn more about our ESG practices on the Corporate Governance section of our website at www.westbankstrong.com under Investor Relations/Overview/Corporate Governance documents.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various banking agencies, including the Iowa Division of Banking, the Board of Governors of the Federal Reserve System (Federal Reserve), the FDIC and the Consumer Financial Protection Bureau (CFPB). Furthermore, taxation laws administered by the Internal Revenue Service (IRS) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (FASB), securities laws administered by the U.S. Securities and Exchange Commission (SEC) and state securities authorities, and anti-money laundering and sanctions laws enforced by the U.S. Department of the Treasury (Treasury) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of our business; the kinds and amounts of investments that we may make; required capital levels relative to our assets; the nature and amount of collateral for loans; the establishment of branches; our ability to merge, consolidate and acquire; dealings with our insiders and affiliates; and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and other systemically important financial institutions, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (Regulatory Relief Act) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms have been favorable to our operations. It is anticipated that the Trump Administration and the current U.S. Congress likely will not increase the regulatory burden on community banking organizations and may seek to reduce and streamline certain prudential and regulatory requirements applicable to community banking organizations at a federal level based on statements made by relevant congressional leaders and the acting leaders of certain banking agencies. At this time, however, it is not possible to predict with any certainty the actual impact the Trump Administration may have on the banking industry or our operations.

West Bancorporation, Inc. and Subsidiary

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations. The approach to supervision adopted by each banking agency may have significant impacts on our operations and results, as well as the banking industry in general. Based on statements made by congressional leaders and the acting leaders of certain federal banking agencies, there may be changes in the supervisory processes and approach made by the Trump Administration banking agencies, but it is not possible at this time to predict the specific changes (or the timing of any such changes) that may be made.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve in certain circumstances, prior approval for acquisitions may be required from other agencies, such as the Iowa Division of Banking or other agencies that regulate the target company of an acquisition.

West Bancorporation, Inc. and Subsidiary

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In the third quarter of 2016, we elected to operate as a financial holding company. In order to maintain our status as a financial holding company, both the Company and West Bank must be well-capitalized and well-managed, and West Bank must have at least a satisfactory CRA rating. If the Federal Reserve determines that either the Company or West Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to re-achieve compliance with those requirements, but, during the period of noncompliance, the Federal Reserve may place any limitations on us that it deems appropriate. Furthermore, if the Federal Reserve determines that West Bank has not achieved a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities. As of December 31, 2024, we retained our election as a financial holding company, but we have not engaged in any activity, and do not own any assets, for which financial holding company designation is required. The election affords us the ability to respond more quickly to market developments and opportunities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agencies. Control is conclusively presumed to exist upon the acquisition of 25 percent or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10 percent and 24.99 percent ownership.

Company Capital Requirements. The Company is subject to complex consolidated capital requirements of the Basel III Rule (as defined below), see “—the Basel III Rule” below.

Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies and capital requirements of the Federal Reserve applicable to bank holding companies. As an Iowa corporation, we are subject to the limitations of Iowa law, which allows us to pay dividends unless, after such dividend, (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) our total assets would be less than the sum of our total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to the rights of the stockholders receiving the distribution.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, which imposes consolidated capital requirements on banking organizations, banking organizations that want to pay dividends must maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “-the Basel III Rule” below.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits, which may impact our business and operations.

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (Exchange Act). Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorized the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials.

West Bancorporation, Inc. and Subsidiary

The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded. In May 2024, certain of the federal banking and other financial services agencies released a proposed rule regarding certain incentive-based compensation arrangements at certain financial institutions with at least $1 billion in assets, as required under Section 956 of the Dodd-Frank Act. The Federal Reserve and the SEC, however, did not join in this proposal, signaling potential interagency misalignment and raising doubts regarding the likelihood of the proposed rule being finalized in its current form. It is not yet clear whether this regulatory initiative will continue during the Trump Administration.

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

Deposit Insurance. As an FDIC-insured institution, West Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions, like West Bank, that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 basis points to 32 basis points.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its October 2024 semiannual update, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates are currently projected.

In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank was approximately $24.1 billion, the FDIC adopted a special assessment applicable to bank organizations with total assets of $5 billion or more. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Because the Company does not have $5 billion or more in assets, this special assessment does not apply.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division of Banking to fund the operations of that agency. The amount of the assessment is calculated on the basis of West Bank’s total assets.

Bank Capital Requirements. Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e., banking organizations) generally are required to hold more capital than other businesses, which directly affects our earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the 2007-2008 global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets”. The capital guidelines for U.S. banking organizations beginning in 1989 have been based upon international capital accords (known as “Basel” accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored into the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.

West Bancorporation, Inc. and Subsidiary

The Basel III Rule. The U.S. federal banking agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015 (Basel III Rule). The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those established previously and are still in effect today. The Basel III Rule increased the required quantity and quality of capital and required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings for bank assets. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. Thus, West Bank and the Company are subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital if such assets exceeded a percentage of a banking organization’s Common Equity Tier 1 Capital.

The Basel III Rule requires banking organizations to maintain minimum capital ratios, as follows:

•A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, banking organizations that want to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

In July 2023, the Biden Administration banking agencies had proposed wide-ranging and significant changes to the Basel III Rules (the “Basel III Endgame Proposal”), which would have, among other requirements, imposed structural changes to the calculation of capital requirements and risk-weighted assets in an effort to finish the implementation of the Basel III accords. The Basel III Endgame Proposal would generally have impacted the capital requirements applicable to banking organizations with $100 billion or more in total assets, and, as a general matter, would not have had a significant impact on the Company or West Bank. The Basel III Endgame Proposal has not been, and is not expected to be, adopted in a form substantially similar to the Basel III Endgame Proposal. The Trump Administration banking agencies may issue their own version of this proposal.

Well-Capitalized Requirements. The capital ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

West Bancorporation, Inc. and Subsidiary

Under the capital regulations of the FDIC and the Federal Reserve, in order to be well‑capitalized, West Bank and the Company must maintain:

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

As of December 31, 2024: (i) West Bank was not subject to a directive from Iowa Division of Banking or the FDIC to increase its capital and (ii) West Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2024, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. West Bank and the Company also were in compliance with the capital conservation buffer.

Prompt Corrective Action. The concept of a banking organization being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the banking agencies’ powers depends on whether the banking organization in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the banking agencies’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification. Community banking organizations have long raised concerns with federal banking agencies about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single “Community Bank Leverage Ratio” (CBLR) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has: (i) less than $10 billion in total consolidated assets, (ii) limited amounts of certain assets and off-balance sheet exposures, and (iii) a CBLR greater than 9%. We have not elected to use the CBLR framework at this time.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like West Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.

The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. The Basel III Rule includes a liquidity framework that requires the largest banking organizations to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking organization has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and bank holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

West Bancorporation, Inc. and Subsidiary

Although these tests do not apply to West Bank, we continue to review our liquidity risk management policies in light of regulatory requirements and industry developments. For instance, in July 2024, the FDIC released a request for information on deposits, soliciting information on whether and to what extent certain types of deposits may behave differently from each other (particularly during periods of economic or financial stress), the results of which may impact liquidity monitoring and risk management requirements, including for FDIC-insured institutions, like West Bank, going forward.

Dividend Payments. The primary source of funds for the Company is dividends from West Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division of Banking may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as West Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, West Bank exceeded its capital requirements under applicable guidelines as of December 31, 2024. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division of Banking may prohibit the payment of dividends by West Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that want to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—Bank Capital Requirements” above.

State Bank Investments, Activities and Acquisitions. West Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless West Bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of West Bank.

West Bank may be required to seek approval from the Iowa Division of Banking, the FDIC and other banking or financial services agencies before engaging in certain acquisitions or mergers under applicable state and federal law. In 2024, each of the OCC and the FDIC separately released updated policy statements-and in the case of the OCC, a final rule-regarding how each banking agency reviews applications submitted pursuant to the Bank Merger Act based on statutory factors. The acting leader of the Trump Administration’s FDIC has indicated that the FDIC may seek to reverse the FDIC’s 2024 policy statement.

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

Certain limitations and reporting requirements are also placed on extensions of credit by West Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders under state and federal law. In addition, federal law and regulations may affect the terms on which any person who is a director or officer of the Company or West Bank, or a principal stockholder of the Company, may obtain credit from banks with which West Bank maintains a correspondent relationship.

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

West Bancorporation, Inc. and Subsidiary

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to operate in a safe and sound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the agency is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the banking agency’s order is cured, the agency may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates that the institution pays on deposits, or require the institution to take any action that the agency deems appropriate under the circumstances. Operating in an unsafe or unsound manner will also constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the banking agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, third-party relationships, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking organization including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2024 are discussed under Risk Factors. West Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls. The federal banking agencies also have released specific risk management guidance on certain topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly).

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

West Bank and the Company also are subject to a number of federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents. In addition, West Bank must consider and address cybersecurity considerations as part of its risk management processes.

Branching Authority. Iowa banks, such as West Bank, have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments. In addition, federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.

Community Reinvestment Act Requirements. The CRA requires West Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The FDIC regularly assesses West Bank’s record of meeting the credit needs of its communities in dedicated examinations. West Bank’s CRA ratings derived from these examinations can have significant impacts on the activities in which West Bank and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by West Bank or the Company’s financial holding company status.

On October 24, 2023, the federal banking agencies issued a final rule to strengthen and modernize the CRA regulations (the CRA Rule). Elements of this rule were supposed to become effective on April 1, 2024 (while other elements had much later effective dates). However, the effective date of the CRA Rule was paused because of a preliminary injunction issued in connection with ongoing litigation claiming that the federal banking agencies exceeded their statutory authority in promulgating the CRA Rule. Despite this lawsuit, management of West Bank is continuing to assess the impact of the CRA Rule on its CRA lending and investment activities in West Bank’s respective markets.

West Bancorporation, Inc. and Subsidiary

The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the federal banking agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators.

Anti-Money Laundering/Sanctions. The Bank Secrecy Act (BSA) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering/Countering the Financing of Terrorism (AML/CFT) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes.

The laws mandate financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities. West Bank must also comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate (CRE) is one example of regulatory concern, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (CRE Guidance) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300 percent of capital and increasing 50 percent or more in the preceding three years; or (ii) construction and land development loans exceeding 100 percent of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, and again in recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal banking agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

West Bank has historically exceeded, and continues to exceed, the 300 percent guideline for CRE loans. Additional monitoring processes have been implemented to manage this increased risk.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including West Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like West Bank, continue to be examined by their applicable primary federal banking regulators.

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

West Bancorporation, Inc. and Subsidiary

Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. For example, the CFPB has taken, or attempted to take, a proactive, multi-front approach to protect consumers from excessive overdraft and non-sufficient funds fees, including through proposed or final rules, interpretive opinions, and enforcement actions. Given the increased number and expansive nature of its regulatory initiatives, the CFPB has been subject to lawsuits brought by the banking industry and other providers of consumer financial products and services. The CFPB’s approach may change under the Trump Administration, but it remains unclear exactly what changes will occur or how quickly. In addition, certain rules that the Biden Administration CFPB finalized may be subject to reversal by either the U.S. Congress or the new CFPB administration.

The CFPB’s rules have not had a significant impact on West Bank’s operations, except for higher compliance costs. West Bank must also comply with certain state consumer protection laws and requirements in the states in which it operates.

ADDITIONAL INFORMATION

The principal executive offices of the Company are located at 3330 Westown Parkway, West Des Moines, Iowa 50266. The Company’s telephone number is (515) 222-2300, and its internet address is www.westbankstrong.com. Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto are available for viewing or downloading free of charge from the Investor Relations section of the Company’s website as soon as reasonably practicable after the documents are filed with or furnished to the SEC. Copies of the Company’s filings with the SEC are also available from the SEC’s website (www.sec.gov) free of charge.

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

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect, such as fraud or catastrophic events affecting certain industries. Moreover, such circumstances may become more likely to occur or be detected in periods of general economic uncertainty. We may also fail to receive full information with respect to the risks of a counterparty. In addition, in cases where we have extended credit against collateral, we may find that we are under-secured, for example, as a result of sudden declines in market values that reduce the value of collateral or due to fraud with respect to such collateral. If such events or circumstances were to occur, it could result in potential loss of revenue and have an adverse effect on our business, results of operations and financial condition.

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

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2024. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves higher loan principal amounts, and repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flows and market values of the affected properties.

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

The federal banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the CRE Guidance, a financial institution that, like West Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100 percent or more of total risk-based capital, or (ii) total reported loans secured by multifamily and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total risk-based capital. Based on these criteria, West Bank had concentrations of 110 percent and 422 percent, respectively, as of December 31, 2024. The purpose of the CRE Guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of commercial real estate concentrations. The CRE Guidance states that management should employ heightened risk management practices, including board and management oversight, strategic planning, development of underwriting standards, and risk assessment and monitoring through market analysis and stress testing. West Bank believes that its current risk management processes adequately address the regulatory guidance; however, there can be no guarantee of the effectiveness of the risk management processes on an ongoing basis.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure they comply with U.S. generally accepted accounting principles (GAAP) and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances. The application of the chosen accounting policy or method might result in us reporting different amounts than would have been reported under a different alternative. If management’s estimates or assumptions are incorrect, the Company may experience a material loss.

Changes in accounting policies or standards could materially impact our financial statements.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, trends in financial and business reporting, including new disclosure requirements, could require us to incur additional reporting expense. These changes are beyond our control, can be difficult to predict and could have a material adverse impact on our financial condition and results of operations.

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

At December 31, 2024, we had $128.8 million of net unrealized losses in our securities portfolio. If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities. Our securities portfolio has an average duration of 6.4 years, so we expect an increase in unrealized losses in rising interest rate environments.

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

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking, mobile banking and core deposit and loan recordkeeping systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain the confidence of our customers. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our customers, including employees. In addition, increases in criminal authorized activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Our third-party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our customers, loss of business or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Other Risks Related to West Bank’s Operations and the Economy

We are subject to liquidity risks.

West Bank maintains liquidity primarily through customer deposits and other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve discount window, brokered deposits and purchased federal funds.

West Bancorporation, Inc. and Subsidiary

If economic influences change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, West Bank might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. If this were to occur and additional short-term borrowings or debt is needed for liquidity purposes in the future, there can be no assurance that such borrowings or debt would be available or, if available, would be on favorable terms. If we increase our short-term borrowings or debt, our cost of funds will increase, thereby reducing our net interest income, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in the Company or West Bank realizing losses. At December 31, 2024, our borrowed funds decreased to $392.6 million, compared to $592.6 million at December 31, 2023. The overall decrease included reductions of $150.3 million in federal funds purchased and other short-term borrowings, $25.0 million in FHLB advances associated with long-term interest rate swaps and $20.0 million in FHLB advances with a fixed interest rate. Although we believe West Bank’s current sources of funds are adequate for its liquidity needs, there can be no assurance in this regard for the future.

The competition for banking and financial services in our market areas is high, which could adversely affect our financial condition and results of operations.

We operate in highly competitive markets and face strong competition in originating loans, seeking deposits and offering our other services. We compete in making loans, attracting deposits, and recruiting and retaining talented employees. The Des Moines metropolitan market area, in particular, has attracted many new financial institutions within the last two decades. We also compete with nonbank financial service providers, such as financial technology companies, many of which are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result.

Customer loyalty can be influenced by a competitor’s new products, especially if those offerings are priced lower than our products. Some of our competitors may also be better able to attract customers because they provide products and services over a larger geographic area than we serve. This competitive climate can make it more difficult to establish and maintain relationships with new and existing customers, lower the rate that we are able to charge on loans, and affect our charges for other services. Our growth and profitability depend on our continued ability to compete effectively within our markets, and our inability to do so could have a material adverse effect on our financial condition and results of operations.

Loss of customer deposits due to increased competition could increase our funding costs.

We rely on customer deposits to be a low cost and stable source of funding. We compete with banks and other financial services companies, including digital asset service providers, for deposits. If our competitors raise the rates they pay on deposits, we may need to raise our rates to avoid losing deposits. Deposit balances can decrease when customers perceive alternative investments, such as money market funds, treasury securities, and certificates of deposit at other financial institutions as providing a better risk/return trade-off. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek other, potentially more expensive funding alternatives. Higher funding costs could reduce our net interest margin and net interest income and could have a material adverse effect on our financial condition and results of operations.

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

West Bancorporation, Inc. and Subsidiary

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

A number of factors may adversely affect the labor force available to us or increase labor costs, including changes in unemployment levels and decreased labor force size and participation rates. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor-driven inflation, caused by general macroeconomic factors, could have a material adverse impact on our business, results of operations and financial condition.

Changes in interest rates could negatively impact our financial condition and results of operations.

Our earnings and cash flows are largely dependent on our net interest income, which is the difference between the interest income we earn on interest-earning assets, such as loans and investment securities, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Additionally, changes in interest rates also affect our ability to fund our operations with client deposits and the fair value of securities in our investment portfolio and derivatives portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, can have a significant effect on our net interest income and results of operations. Interest rates are sensitive to many factors, including government monetary and fiscal policies, domestic and international economic and political conditions and competition. Following a series of significant increases to the target federal funds rate made by the Federal Reserve throughout 2022 and 2023 as part of an effort to combat elevated levels of inflation affecting the U.S. economy, the Federal Reserve began enacting incremental rate cuts at the end of 2024. While additional rate cuts are anticipated in 2025, the occurrence or significance of changes in interest rates cannot be predicted.

Our interest-earning assets and interest-bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. The result of these changes to rates may cause differing spreads on interest-earning assets and interest-bearing liabilities. We cannot control or accurately predict changes in market rates of interest.

A large percentage of our securities have fixed interest rates and are classified as available for sale. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time. As interest rates have increased in recent periods, our cost of funds has increased more rapidly than the yields on a substantial portion of our interest-earning assets. In addition, the market value of our securities portfolio has declined in recent periods. At December 31, 2024, we had $128.8 million of net unrealized losses in the securities portfolio. In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities, primarily due to raising the rates we pay on some of our deposit products to stay competitive within our market, and an increase in borrowing costs stemming from increases in the federal funds rate. Community banks, such as West Bank, rely more heavily than larger institutions on net interest income as a revenue source. Larger institutions generally have more diversified sources of noninterest income.

West Bancorporation, Inc. and Subsidiary

Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.

Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal on outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment, not only in the markets where we operate, but also in the states of Iowa and Minnesota, generally, in the United States as a whole, and internationally. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; inflation or interest rates; recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in several bank failures; high unemployment; uncertainty in U.S. trade policies, legislation, treaties and tariffs; natural disasters; acts of war or terrorism; widespread disease or pandemics; or a combination of these or other factors. Such unfavorable conditions could materially and adversely affect us.

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

The United States recently experienced elevated levels of inflation throughout 2022 and 2023. Inflationary pressures moderated in 2024, but future inflation metrics are uncertain for 2025 and onward. Continued elevated levels of inflation could have complex effects on our business, results of operations and financial condition, some of which could be materially adverse. For example, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to elevated inflation rates could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to an inability to raise capital, operational losses, or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, could be adversely affected.

The Company and West Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. The ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside of our control, as well as on our financial condition and performance. Accordingly, we cannot provide assurance that we will be able to raise additional capital, if needed, or do so on terms acceptable to us. Failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, our costs of funds, FDIC insurance costs, our ability to pay dividends on common stock and to make distributions on our junior subordinated debentures, our ability to make acquisitions, our ability to make certain discretionary bonus payments to executive officers, and our results of operations and financial condition.

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

Current or proposed regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. In addition, political developments, including the possible implementation of policies proposed by the new presidential administration, including tariffs, mass deportations and tax or financial regulations or the appointment of new personnel in regulatory agencies, add uncertainty to the implementation, scope and timing of regulatory reforms. These changes may also require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore materially and adversely affect our business, financial condition and results of operations.

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

Following a series of significant increases to the target federal funds rate made by the Federal Reserve throughout 2022 and 2023 as part of an effort to combat elevated levels of inflation that affected the U.S. economy, the Federal Reserve began enacting incremental rate cuts in 2024. While additional rate cuts are anticipated in 2025, the occurrence or significance of changes in interest rates cannot be predicted.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as the conflicts in the Middle East and the Russian invasion of Ukraine and resulting disruptions in the global energy market, tight labor market conditions domestically, supply chain issues both domestically and internationally and the potential effects of the new presidential administration, including the possible implementation of new tariffs, mass deportations and changes to tax or other financial regulations, there is a meaningful risk that the Federal Reserve and other central banks may maintain high interest rates or elect to make fewer or smaller interest rate cuts than anticipated, thereby limiting economic growth and potentially causing an economic recession or other political instability. This could decrease loan demand, harm the credit characteristics of our existing loan portfolio, impact our net interest income, impact the value of our investment securities portfolio, and decrease the value of collateral securing loans.

The monetary policies and regulations of the Federal Reserve have had a significant effect on our operating results and those of commercial banks in the past and are expected to continue to do so in the future. The specific impact of such policies upon our business, financial condition and results of operations cannot be predicted.

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

While we do not offer products relating to digital assets, including cryptocurrencies, stablecoins or other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions, are becoming active competitors to more traditional financial institutions.

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

Furthermore, the long-term impacts of climate change could have a negative impact on our customers and their businesses, as well as the stability of our deposit base. Physical risks include extreme storms and other weather related events that damage or destroy property and inventory securing loans we make, or may interrupt our customers’ business operations, putting them in financial difficulty, and increasing the risk of default. Our customers are also facing changes in energy and commodity prices driven by climate change, as well as new regulatory requirements resulting in increased operational costs.

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

The Company may issue additional shares of common or preferred stock in order to raise capital at some date in the future to support continued growth, either internally generated or through acquisitions. Common shares have been and will be issued through the Company’s 2017 Equity Incentive Plan and the Company’s 2021 Equity Incentive Plan as grants of restricted stock units vest. As additional shares of common or new shares of preferred stock are issued, the ownership interests of our existing stockholders may be diluted. The market price of our common stock might decline or fail to increase in response to issuing additional common or new preferred stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot provide any assurance that we will be able to raise additional capital, if needed, on acceptable terms. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

The holders of our 5.25% Fixed-to-Floating Rate Subordinated Notes due in 2032 and the holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

As of December 31, 2024, the Company had $20.6 million in junior subordinated debentures outstanding that were issued to the Company’s subsidiary trust, West Bancorporation Capital Trust I, and $60.0 million aggregate principal amount outstanding of the Company’s 5.25% Fixed-to-Floating Rate Subordinated Notes due in 2032 (the Notes). The junior subordinated debentures and the Notes are senior to the Company’s shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities (TPS)) and the Notes before any dividends can be paid on its common stock, and in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures and the Notes must be satisfied before any distributions can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years during which time no dividends may be paid to holders of the Company’s common stock. The Company’s ability to pay future distributions depends upon the earnings of West Bank and the issuance of dividends from West Bank to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the TPS are classified as “dividends” by the Federal Reserve supervisory policies and therefore are subject to applicable restrictions and approvals imposed by the Federal Reserve Board.

West Bancorporation, Inc. and Subsidiary

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we have paid in the past or that we will be able to pay future dividends at all.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. The timing, declaration, amount and payment of future cash dividends, if any, will be within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, growth opportunities, any legal, regulatory, contractual or other limitations on our ability to pay dividends and other factors our board of directors may deem relevant.

As a non-operating entity, we are dependent on distributions from West Bank to fund dividend payments to our shareholders. The ability of West Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to the bank, including the requirement under the Iowa Banking Act that West Bank may not pay dividends in excess of its undivided profits. If these regulatory requirements are not met, West Bank will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.

In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition, and that bank holding companies should inform and consult with the Federal Reserve in advance of declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. Any future payment of dividends will depend on the Bank’s ability to make distributions and payments to us, as these distributions and payments are our principal source of funds to pay dividends.

Also, banking institutions that do not maintain a capital conservation buffer, comprised of Common Equity Tier 1 Capital, of 2.5% above the regulatory minimum capital requirements will face constraints on the payment of dividends, stock repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall, unless prior regulatory approval is obtained.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC staff.

West Bancorporation, Inc. and Subsidiary

ITEM 1C.  CYBERSECURITY

We rely extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking and accounting systems, use their own electronic information systems. Any of these systems can be compromised, including by employees, customers and other individuals who are authorized to use them, and bad actors using sophisticated and constantly evolving sets of software, tools and strategies to do so. The nature of our business, as a financial-services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue. See “Risks Related to Information Security and Business Interruption” section of the Risk Factors included in Item 1A of this Form 10-K for additional information.

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

West Bancorporation, Inc. and Subsidiary

ITEM 2.  PROPERTIES

The corporate office of the Company is located in the headquarters building of West Bank, at 3330 Westown Parkway in West Des Moines, Iowa, 50266. West Bank operates ten branch offices in addition to its headquarters office. Four branch offices in the Des Moines, Iowa, metropolitan area are leased. Three of these branch offices are full-service locations, while one is a drive-up only, express location. West Bank owns six full-service branch offices in Coralville and Waukee, Iowa, and Rochester, St. Cloud, Mankato and Owatonna, Minnesota. We believe each of our facilities is adequate to meet our needs.
In 2023, West Bank purchased land in Owatonna, Minnesota for the purpose of constructing a full-service office. West Bank completed construction and opened this new office in January 2025, upon which time the leased office in Owatonna, Minnesota was vacated.
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

West Bancorporation, Inc. and Subsidiary

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA”. There were 133 holders of record of the Company’s common stock as of February 14, 2025, and an estimated 4,300 additional beneficial holders whose stock was held in street name by brokerages or fiduciaries.  The closing price of the Company’s common stock was $22.20 on February 14, 2025.

Total cash dividends paid to common stockholders in both 2024 and 2023 were $1.00 per common share. Dividend declarations are evaluated and determined by the Board on a quarterly basis, and the dividends are paid quarterly. The Company intends to continue its policy of paying quarterly dividends; however, the ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company, as well as regulatory requirements of the Federal Reserve relating to the payment of dividends by bank holding companies. The ability of West Bank to pay dividends is governed by various statutes. These statutes provide that a bank may pay dividends only out of undivided profits. In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of dividends until the bank complies with all requirements that may be imposed by such authorities.

West Bancorporation, Inc. and Subsidiary

The following performance graph provides information regarding the cumulative, five-year return on an indexed basis of the common stock of the Company as compared with the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index prepared by S&P Global Market Intelligence. The indices assume the investment of $100 on December 31, 2019, in the common stock of the Company, the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index, with all dividends reinvested. The Company’s common stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
WTBA
Nasdaq Composite
S&P U.S. BMI Banks - Midwest Region Index

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
West Bancorporation, Inc.	100.00	78.82	131.21	112.28	98.38	105.98
Nasdaq Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. BMI Banks - Midwest Region Index	100.00	85.98	113.59	98.03	100.08	122.10
*Source: S&P Global Market Intelligence.  Used with permission.  All rights reserved.

West Bancorporation, Inc. and Subsidiary

ITEM 6.  Reserved.
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company’s financial highlights and key performance measures are presented in the table below.

	As of and for the Years Ended December 31,
	2024	2023	2022
Performance Ratios
Return on average assets	0.61%	0.66%	1.32%
Return on average equity	10.71%	11.42%	20.71%
Efficiency ratio (1)(2)	63.25%	60.73%	43.70%
Nonperforming assets/total assets (1)	0.00%	0.01%	0.01%
Net interest margin(2)	1.91%	2.01%	2.76%

Dividends and Per Share Data
Basic earnings per common share	$1.43	$1.44	$2.79
Diluted earnings per common share	1.42	1.44	2.76
Cash dividends per common share	1.00	1.00	1.00
Dividend payout ratio	69.88%	69.21%	35.82%
Dividend yield	4.62%	4.72%	3.91%

Operating Results and Year-End Balances
Net income	$24,050	$24,137	$46,399
Total assets	4,014,991	3,825,758	3,613,218
Securities available for sale	544,565	623,919	664,115
Loans	3,004,860	2,927,535	2,742,836
Deposits	3,357,596	2,973,779	2,880,408
Borrowings	392,629	592,637	485,855
Stockholders’ equity	227,875	225,043	211,112
Average equity to average assets ratio	5.65%	5.77%	6.39%
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

(dollars in thousands, except per share amounts)

The Company’s 2024 net income was $24,050, compared to $24,137 in 2023. Basic and diluted earnings per common share for 2024 were $1.43 and $1.42, respectively, compared to $1.44 and $1.44, respectively, in 2023. During 2024, we paid our common stockholders $16,806 ($1.00 per common share) in dividends compared to $16,704 ($1.00 per common share) in 2023. The dividend declared and paid in the first quarter of 2025 was $0.25 per common share.

Total assets were $4,014,991 at December 31, 2024, compared to $3,825,758 at December 31, 2023, a 4.9 percent increase. Our loan portfolio grew to $3,004,860 as of December 31, 2024, from $2,927,535 as of December 31, 2023. Deposits increased to $3,357,596 as of December 31, 2024, from $2,973,779 as of December 31, 2023.

The Company compares three key performance metrics to those of an identified peer group for evaluating its results. The peer group for 2024 consists of 21 Midwestern, publicly traded financial institutions including Bank First Corporation, Bridgewater Bancshares, Inc., ChoiceOne Financial Services, Inc., Civista Bancshares, Inc., CrossFirst Bankshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., HBT Financial, Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. The Company is in the middle of the group in terms of asset size. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and nonperforming assets to total assets. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.	Peer Group Range
	As of and for the year ended December 31, 2024	As of and for the year ended December 31, 2024
Return on average equity	10.71%	(11.08%)-14.44%
Efficiency ratio(1)	63.25%	46.23%-73.19%
Nonperforming assets to total assets	0.00%	0.01%-0.80%

(1)    The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

The following discussion describes the consolidated operations and financial condition of the Company, including its subsidiary West Bank and West Bank’s special purpose subsidiaries. Results of operations for the year ended December 31, 2024 are compared to the results for the year ended December 31, 2023 and the consolidated financial condition of the Company as of December 31, 2024 is compared to December 31, 2023. Results of operations and financial condition for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2023 annual report on Form 10-K/A filed with the SEC on February 23, 2024.

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

The Company’s significant accounting policies are described in the Notes to Consolidated Financial Statements. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to the allowance for credit losses.

Expected credit losses on loans are reflected in the allowance for credit losses (ACL) through a charge to credit loss expense. When the Company deems all or a portion of a loan to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a loan is deemed uncollectible; however, generally speaking, a loan will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures expected credit losses on loans on a collective (pool) basis when the loans share similar risk characteristics and uses a cash flow based model to estimate expected credit losses for each of these pools. The Company’s methodology for estimating the ACL considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical experience was observed. Loans that do not share risk characteristics are evaluated on an individual basis.

The Company uses a cash flow based model to estimate expected credit losses for all loan segments. For each of the loan segments, the Company calculates a cash flow projection using contractual terms, estimated prepayment speeds, estimated curtailment rates, and other relevant data. The Company uses regression analysis that links historical losses of the Company and a peer group to two economic metrics: national unemployment rate and 10-year treasury rate over 2-year treasury rate spread to establish the loss rates applied to the projected cash flows. For all loan segments, the Company uses a forecast period of four quarters and reverts to a historical loss rate after four quarters. When estimating prepayment speed and curtailment rates, the modeling is based on historical internal data. In addition to the historical loss information, the Company utilizes qualitative factors to adjust the ACL as appropriate. Qualitative factors are based on management’s judgment of the changes in underlying loan composition of specific portfolios, trends relating to credit quality and collateral values, company-specific data, or effects of other factors such as market competition or legal and regulatory requirements.

The allowance for credit losses as of December 31, 2024 was $30,432, or 1.01 percent of outstanding loans, compared to $28,342, or 0.97 percent of outstanding loans as of December 31, 2023.

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

	As and for the Years Ended December 31
	2024	2023	2022
Reconciliation of net interest income and net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$71,362	$69,031	$91,740
Tax-equivalent adjustment(1)	182	491	1,122
Net interest income on an FTE basis (non-GAAP)	71,544	69,522	92,862
Average interest-earning assets	3,747,528	3,465,964	3,361,091
Net interest margin on an FTE basis (non-GAAP)	1.91%	2.01%	2.76%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$71,544	$69,522	$92,862
Noninterest income	8,434	10,066	10,208
Adjustment for realized securities losses, net	1,172	431	—
Adjustment for losses on disposal of premises and equipment, net	47	29	29
Adjusted income	81,197	80,048	103,099
Noninterest expense	51,353	48,611	45,051
Efficiency ratio on an adjusted and FTE basis (non-GAAP)(2)	63.25%	60.73%	43.70%
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

(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS - 2024 COMPARED TO 2023

OVERVIEW

Net income for the year ended December 31, 2024 was $24,050, compared to $24,137 for the year ended December 31, 2023. Basic and diluted earnings per common share for 2024 were $1.43 and $1.42, respectively, and for 2023 were $1.44 and $1.44, respectively.

The modest decrease in net income in 2024 compared to 2023 was primarily due to an increase in noninterest expense and decrease in noninterest income, partially offset by an increase in net interest income and decrease in income tax expense. Net interest income increased $2,331, or 3.4 percent, in 2024 compared to 2023. The increase in net interest income was primarily due to an increase in interest income on loans and interest-bearing deposits in other financial institutions, partially offset by an increase in interest expense on deposits.

The Company recorded a credit loss expense of $1,000 in 2024, compared to a credit loss expense of $700 in 2023. The credit loss expense recorded in 2024 included a $2,000 increase in the allowance for credit losses related to loans, which was offset by a $1,000 decrease to the allowance for credit losses related to unfunded commitments.

Noninterest income decreased $1,632, or 16.2 percent, in 2024 compared to 2023, primarily due to an increase in realized losses on the sales of securities, a decrease in loan swap fees, and a nonrecurring gain from bank-owned life insurance in 2023, partially offset by an increase in trust services revenue. Noninterest expense increased $2,742, or 5.6 percent, in 2024 compared to 2023, primarily due to increases in occupancy and equipment expense, technology and software expense and FDIC insurance, partially offset by a decrease in business development expenses.

The Company’s ratio of nonperforming assets to total assets was 0.00 percent and 0.01 percent as of December 31, 2024 and 2023, respectively. For more discussion on loan quality, see the “Loan Portfolio” and “Summary of the Allowance for Credit Losses” sections in this Item of this Form 10-K.

Net Interest Income

Net interest income increased to $71,362 for 2024 from $69,031 for 2023, as the impact of the growth of interest-earning assets and increases in average yields on interest-earning assets exceeded the effects of an increase in average balances of interest-bearing liabilities and increase in average rate paid on interest-bearing liabilities. The net interest margin for 2024 decreased 10 basis points to 1.91 percent, compared to 2.01 percent for 2023. The average yield on earning assets increased by 44 basis points, while the average rate paid on interest-bearing liabilities increased by 52 basis points. For additional analysis of net interest income, see the section captioned “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates; and Interest Differential” in this Item of this Form 10-K.

Credit Loss Expense

A credit loss expense of $1,000 was recorded in 2024, compared to a credit loss expense of $700 in 2023. The credit loss expense recorded in 2024 included a $2,000 increase in the allowance for credit losses related to loans, which was offset by a $1,000 decrease to the allowance for credit losses related to unfunded commitments. The credit loss expense associated with loans recorded in 2024 was primarily due to changes in forecasted loss rates, driven by an increase in forecasted unemployment rate, and an adjustment to qualitative factors within the commercial real estate segment. The negative $1,000 credit loss expense recorded in 2024 related to unfunded commitments was primarily due to a decrease in the balance of unfunded commitments, primarily from the funding of construction loans. The credit loss expense recorded in 2023 included an allocation of $500 to the allowance for credit losses related to loans and $200 to the allowance for credit losses related to unfunded commitments. The credit loss expense in 2023 was primarily due to growth in loans and unfunded loan commitments. Management believed the allowance for credit losses at December 31, 2024 was adequate to absorb expected losses in the loan portfolio as of that date.

(dollars in thousands, except per share amounts)

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Years ended December 31
Noninterest income:	2024	2023	Change	Change %
Service charges on deposit accounts	$1,843	$1,859	$(16)	(0.9)%
Debit card usage fees	1,919	1,980	(61)	(3.1)%
Trust services	3,449	3,068	381	12.4%
Increase in cash value of bank-owned life insurance	1,126	1,044	82	7.9%
Gain from bank-owned life insurance	—	691	(691)	(100.0)%
Loan swap fees	—	431	(431)	(100.0)%
Realized securities losses, net	(1,172)	(431)	(741)	(171.9)%
Other income	1,269	1,424	(155)	(10.9)%
Total noninterest income	$8,434	$10,066	$(1,632)	(16.2)%
Revenue from trust services was higher in 2024 compared to 2023 primarily due to increases in one-time estate fees and the higher market value of trust assets. The gain from bank-owned life insurance that occurred in 2023 was the result of a death benefit claim. Loan swap fees in 2023 consisted of fees earned in the back-to-back swap program.
In 2024, the Company sold $11,841 of securities from the available for sale securities portfolio and realized a net loss of $1,172, compared to sales of $11,285 of securities available for sale and a realized net loss of $431 in 2023. The proceeds from both periods were reinvested in the loan portfolio. The estimated earn back period of the 2024 transaction is approximately two years.
Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2024	2023	Change	Change %
Salaries and employee benefits	$27,588	$27,060	$528	2.0%
Occupancy and equipment	7,320	5,507	1,813	32.9%
Data processing	2,991	2,790	201	7.2%
Technology and software	2,896	2,341	555	23.7%
FDIC insurance	2,560	1,750	810	46.3%
Professional fees	1,041	1,026	15	1.5%
Director fees	828	892	(64)	(7.2)%
Other expenses:
Insurance expense	821	793	28	3.5%
Business development	803	1,263	(460)	(36.4)%
Trust	663	622	41	6.6%
Consulting fees	262	257	5	1.9%
Marketing	97	163	(66)	(40.5)%
Charitable contributions	—	180	(180)	(100.0)%
Low income housing projects amortization	571	589	(18)	(3.1)%
New markets tax credit project amortization and management fees	919	919	—	—%
All other	1,993	2,459	(466)	(19.0)%
Total other	6,129	7,245	(1,116)	(15.4)%
Total noninterest expense	$51,353	$48,611	$2,742	5.6%

(dollars in thousands, except per share amounts)

Occupancy and equipment expense increased in 2024 compared to 2023 primarily due to an increase in occupancy costs related to bank buildings, including the Company’s new headquarters building. Technology and software expense increased in 2024 compared to 2023 due to the addition of new technology, product updates and fraud management and security solutions. FDIC insurance expense increased in 2024 compared to 2023 primarily due to increases in average assets and the assessment rate.

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future (deferred taxes). Deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Federal income tax expense for 2024 and 2023 was $1,928 and $3,711, respectively, while state income tax expense was $1,465 and $1,938, respectively. The effective rate of income tax expense as a percent of income before income taxes was 12.3 percent and 18.9 percent, respectively, for 2024 and 2023. In 2024, income tax expense included a $1,842 tax benefit for an energy-related investment tax credit associated with the construction of the Company’s new headquarters building.

The effective income tax rates differ from the federal statutory income tax rates primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain from bank-owned life insurance, disallowed interest expense, stock compensation, state income taxes and the investment tax credit mentioned above. The effective tax rate for both 2024 and 2023 was also impacted by federal income tax credits, including low income housing tax credits and a new markets tax credit from West Bank’s investment in a qualified community development entity, of approximately $1,508 and $1,498, respectively. The Company continues to maintain a valuation allowance against the tax effect of state net operating losses carryforwards as management believes it is likely that a portion of such carryforwards will expire without being utilized.

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

	2024			2023			2022
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (1) (2)
Commercial	$519,568	$34,423	6.63%	$520,116	$32,067	6.17%	$487,151	$22,742	4.67%
Real estate (3)	2,451,830	130,829	5.34%	2,270,662	110,431	4.86%	2,061,777	84,523	4.10%
Consumer and other	14,425	1,065	7.38%	9,478	665	7.02%	5,748	282	4.91%
Total loans	2,985,823	166,317	5.57%	2,800,256	143,163	5.11%	2,554,676	107,547	4.21%
Securities:
Taxable	472,351	13,030	2.76%	516,118	13,696	2.65%	592,186	12,524	2.11%
Tax-exempt (3)	141,033	3,306	2.34%	146,734	3,768	2.57%	155,803	4,197	2.69%
Total securities	613,384	16,336	2.66%	662,852	17,464	2.63%	747,989	16,721	2.24%
Interest-bearing deposits	148,321	7,595	5.12%	2,856	169	5.94%	58,426	203	0.35%
Total interest-earning assets (3)	3,747,528	190,248	5.08%	3,465,964	160,796	4.64%	3,361,091	124,471	3.70%
Noninterest-earning assets:
Cash and due from banks	23,699			23,139			23,842
Premises and equipment, net	101,413			67,281			43,299
Other, less allowance for
credit losses	99,110			106,194			80,553
Total noninterest-earning assets	224,222			196,614			147,694
Total assets	$3,971,750			$3,662,578			$3,508,785

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$466,238	8,684	1.86%	$467,174	6,984	1.49%	$505,889	2,458	0.49%
Savings and money market	1,560,136	57,140	3.66%	1,357,675	43,569	3.21%	1,452,034	15,814	1.09%
Time	639,278	31,460	4.92%	424,320	16,243	3.83%	291,732	4,357	1.49%
Total deposits	2,665,652	97,284	3.65%	2,249,169	66,796	2.97%	2,249,655	22,629	1.01%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	75,736	4,248	5.61%	194,802	9,532	4.89%	62,901	1,764	2.80%
Subordinated notes, net	79,760	4,431	5.55%	79,501	4,442	5.59%	52,873	2,867	5.42%
Federal Home Loan Bank
advances	312,363	10,313	3.30%	265,644	7,694	2.90%	128,863	2,669	2.07%
Long-term debt	45,055	2,428	5.39%	49,938	2,810	5.63%	51,489	1,680	3.26%
Total borrowed funds	512,914	21,420	4.18%	589,885	24,478	4.15%	296,126	8,980	3.03%
Total interest-bearing liabilities	3,178,566	118,704	3.73%	2,839,054	91,274	3.21%	2,545,781	31,609	1.24%
Noninterest-bearing liabilities:
Demand deposits	528,391			586,903			708,667
Other liabilities	40,308			25,218			30,284
Stockholders’ equity	224,485			211,403			224,053
Total liabilities and
stockholders’ equity	$3,971,750			$3,662,578			$3,508,785

Net interest income (4)/net interest spread (3)		$71,544	1.35%		$69,522	1.43%		$92,862	2.46%
Net interest margin (3) (4)			1.91%			2.01%			2.76%
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

(dollars in thousands, except per share amounts)

Net Interest Income

The Company’s largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities. The Federal Reserve increased the target federal funds interest rate by a total of 425 basis points in 2022 and an additional 100 basis points in 2023. In 2024, the Federal Reserve decreased the target federal funds rate by a total of 100 basis points. The timing and extent of additional interest rate changes by the Federal Reserve is not known at this time.

Net interest margin on an FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. For the years ended December 31, 2024, 2023 and 2022, the Company’s net interest margin on a tax-equivalent basis was 1.91, 2.01 and 2.76 percent, respectively. Tax-equivalent net interest income increased $2,022 in 2024 compared to 2023.

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

	2024 Compared to 2023			2023 Compared to 2022
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$(34)	$2,390	$2,356	$1,625	$7,700	$9,325
Real estate (2)	9,197	11,201	20,398	9,125	16,783	25,908
Consumer and other	364	36	400	230	153	383
Total loans (including fees)	9,527	13,627	23,154	10,980	24,636	35,616
Securities:
Taxable	(1,193)	527	(666)	(1,746)	2,918	1,172
Tax-exempt (2)	(142)	(320)	(462)	(238)	(191)	(429)
Total securities	(1,335)	207	(1,128)	(1,984)	2,727	743
Interest-bearing deposits	7,452	(26)	7,426	(366)	332	(34)
Total interest income (2)	15,644	13,808	29,452	8,630	27,695	36,325
Interest Expense
Deposits:
Interest-bearing demand	(14)	1,714	1,700	(202)	4,728	4,526
Savings and money market	6,969	6,602	13,571	(1,092)	28,847	27,755
Time	9,731	5,486	15,217	2,677	9,209	11,886
Total deposits	16,686	13,802	30,488	1,383	42,784	44,167
Borrowed funds:
Federal funds purchased and
other short-term borrowings	(6,514)	1,230	(5,284)	5,732	2,036	7,768
Subordinated debt, net	14	(25)	(11)	1,485	90	1,575
Federal Home Loan Bank advances	1,459	1,160	2,619	3,654	1,371	5,025
Long-term debt	(267)	(115)	(382)	(52)	1,182	1,130
Total borrowed funds	(5,308)	2,250	(3,058)	10,819	4,679	15,498
Total interest expense	11,378	16,052	27,430	12,202	47,463	59,665
Net interest income (2) (3)	$4,266	$(2,244)	$2,022	$(3,572)	$(19,768)	$(23,340)
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

(dollars in thousands, except per share amounts)

Tax-equivalent interest income and fees on loans increased $23,154 for the year ended December 31, 2024, compared to 2023. The improvement was driven by a combination of an increase in the average balance of loans and an increase in loan yields in 2024 compared to 2023. The average balance of loans increased $185,567 in 2024 compared to 2023, while loan yields increased by 46 basis points in 2024 compared to 2023. Loan originations and renewals in 2024 continued to reprice at prevailing market rates which exceeded the current weighted average portfolio rate.

The yield on the Company’s loan portfolio is affected by the portfolio’s loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The yield on the loan portfolio is expected to increase in flat and rising rate environments as variable-rate loans reprice at higher rates and renewals and new originations are priced at prevailing market rates, which exceed the roll-off rate of principal repayments and maturities of existing loans. In a declining rate environment, the yield on variable-rate loans will decline; however, as long as market rates remain higher than the yield on the fixed-rate portfolio, renewals and originations will continue to increase the yield on the fixed-rate portfolio. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

Tax-equivalent interest income on securities decreased $1,128 for the year ended December 31, 2024, compared to 2023. The average balance of securities available for sale in 2024 was $49,468 lower than in 2023, primarily due to principal paydowns on securities, sales of securities, and the decline in fair value of available for sale securities during 2024 resulting from the increase in market interest rates during 2024. The yield on available for sale securities increased by 3 basis points in 2024 compared to 2023.

Interest income on interest-bearing deposits in other financial institutions increased $7,426 in 2024 compared to 2023. This was primarily due to the increase in the average balance of interest-bearing deposits in other financial institutions, which was driven by the impact that the increase in average customer deposit balances had on the Company’s cash liquidity.

Interest expense on deposits increased $30,488 for the year ended December 31, 2024, compared to 2023. The average balance of interest bearing deposits increased $416,483 in 2024 compared to 2023, while the rates paid on deposits increased 68 basis points in 2024 compared to 2023. The increase in interest expense on deposits was primarily due to the increase in deposit balances, higher deposit rates resulting from higher market rates and increased competition for deposit balances, and changes in deposit mix.

Interest expense on borrowed funds decreased $3,058 for the year ended December 31, 2024, compared to 2023. The average balance of borrowed funds decreased $76,971 in 2024 compared to 2023. The average balance of federal funds purchased and other short-term borrowings decreased $119,066 in 2024 compared to 2023 primarily due to increases in deposits. The average balance of FHLB advances increased by $46,719 in 2024 compared to 2023. This increase in average balances was primarily due to an increase in rolling one-month FHLB advances that are hedged with long-term interest rate swap agreements to provide fixed-cost wholesale funding. The average rate paid on FHLB advances increased 40 basis points in 2024 compared to 2023.

SECURITIES PORTFOLIO

The balance of securities available for sale decreased by $79,354 as of December 31, 2024, compared to December 31, 2023. This decrease was primarily due to principal paydowns on securities, a decline in fair value of securities during 2024 resulting from the increase in market interest rates and the sale of $11,841 of securities in the fourth quarter of 2024. The proceeds from this sale were reinvested into the loan portfolio. The Company expects the securities portfolio as a percentage of total assets to decrease over time as the proceeds from paydowns and maturities may be used for loan growth or repayment of borrowed funds.

As of December 31, 2024, approximately 62 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. We believe those securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities. All collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA), or the Small Business Administration (SBA). The securities issued by state and political subdivisions are diversified among municipalities in 26 states.

(dollars in thousands, except per share amounts)

The following table sets forth the weighted average yield by contractual maturity by security type as of December 31, 2024. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The collateralized mortgage obligations and mortgage-backed securities have monthly paydowns that are not reflected in the table.

	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
Securities available for sale:
State and political subdivisions (1)	—%	—%	1.73%	2.06%	2.03%
Collateralized mortgage obligations	—	—	2.27	1.64	1.64
Mortgage-backed securities	—	1.36	1.61	1.55	1.55
Collateralized loan obligations	—	—	6.53	—	6.53
Corporate notes	—	—	3.26	—	3.26
	—%	1.36%	3.09%	1.77%	1.92%
(1)    Yields on tax-exempt obligations have been computed on a tax-equivalent basis using a federal income tax rate of 21 percent and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities.

Total gross unrealized losses in the securities available for sale portfolio were $128,838 at December 31, 2024 compared to $121,806 at December 31, 2023. As of December 31, 2024, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of December 31, 2024, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. Management concluded that the unrealized losses in the portfolio are the result of increases in risk-free market interest rates since the securities were purchased and are not an indication of declining credit quality. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax.

For additional information regarding the Company’s securities portfolio, see Note 3 and Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

LOAN PORTFOLIO
The Company seeks to create growth in commercial lending, which primarily includes commercial real estate, multi-family, and commercial and industrial lending, by offering customer-focused products and competitive pricing and by capitalizing on the positive trends in its market areas. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry. As of December 31, 2024, total loans were approximately 89.5 percent of total deposits and 74.8 percent of total assets.

Loans outstanding at the end of 2024 increased 2.6 percent compared to the end of 2023. Changes in the loan portfolio during 2024 included an increase of $94,670 in construction, land and land development loans and decreases of $18,830 in 1-4 family residential first mortgage loans and $17,362 in commercial and industrial loans. The Company continues to focus on business development efforts in all of its markets. The political and economic environments could influence the volume of future loan originations and the mix of variable-rate versus fixed-rate loans.

For a description of the loan segments, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The interest rates charged on loans vary with the degree of risk and the amount and terms of the loan. Competitive pressures, the creditworthiness of the borrower, market interest rates, the availability of funds, and government regulations further influence the rate charged on a loan.

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

As of December 31, 2024 and 2023, there were no loans that were past due 30 days or more.

(dollars in thousands, except per share amounts)

Nonperforming loans declined to $133 at December 31, 2024, compared to $296 at December 31, 2023. The decrease was due to a payoff on the single loan included in nonperforming loans as of December 31, 2023, partially offset by the addition of one loan as of December 31, 2024.

The watch classification of loans increased to $8,349 as of December 31, 2024 from $144 as of December 31, 2023. Commercial loans for three borrowers with a total balance of $7,768 were added to the watchlist in 2024 due to a decline in financial performance at the companies. These loans are considered well collateralized and no required payments are past due.

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

(dollars in thousands, except per share amounts)

Commercial loans secured by real estate, including construction, land and land development, totaled $2,369,342, or 78.8 percent of total loans, at December 31, 2024. Non-owner occupied commercial real estate loan concentrations and the weighted average LTV by property type as of December 31, 2024 and 2023 are shown in the following table. LTV is determined using the maximum credit exposure of the loan compared to the most recent appraisal data on the property obtained in accordance with the Company’s lending policies.

	As of December 31
	2024			2023
	Balance	% of Non-owner Occupied CRE	Weighted Average LTV	Balance	% of Non-owner Occupied CRE	Weighted Average LTV
Non-owner occupied:
Multifamily	$542,322	28.5%	69%	$453,958	24.2%	69%
Medical & senior care facilities	180,144	9.5	64	225,314	12.0	63
Warehouse & trucking	160,783	8.4	60	167,030	8.9	63
Hotels	253,939	13.3	64	251,497	13.4	66
Mixed use	98,988	5.2	67	96,488	5.2	67
Offices	126,270	6.6	68	137,468	7.4	70
Land for development	89,974	4.7	56	110,874	5.9	64
All other	452,772	23.8	not available	430,515	23.0	not available
	$1,905,192	100.0%		$1,873,144	100.0%

The following table summarizes non-owner occupied commercial real estate loans by property type and risk rating as of December 31, 2024. Risk ratings are defined in Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	As of December 31, 2024
	Risk Rating
	Total	1-3	4	5	6	7	8
Non-owner occupied:
Multifamily	$542,322	$49,934	$371,917	$120,471	$—	$—	$—
Medical & senior care facilities	180,144	34,418	125,745	19,981	—	—	—
Warehouse & trucking	160,783	101,404	47,274	12,105	—	—	—
Hotel	253,939	—	183,344	70,595	—	—	—
Mixed use	98,988	28,588	42,745	27,655	—	—	—
Offices	126,270	12,127	107,539	6,604	—	—	—
Land for development	89,974	5,566	78,276	6,132	—	—	—
All other	452,772	81,813	304,735	66,224	—	—	—
	$1,905,192	$313,850	$1,261,575	$329,767	$—	$—	$—

As of December 31, 2024, there were no non-owner occupied commercial real estate loans that were past due 30 days or more.

(dollars in thousands, except per share amounts)

Maturities of Loans

The contractual maturities of the Company’s loan portfolio are shown in the following tables. Actual repayments may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

	As of December 31, 2024
	Within one year	After one but within five years	After five but within 15 years	After 15 years	Total
Commercial	$201,447	$249,014	$63,771	$—	$514,232
Real estate:
Construction, land and land development	306,670	195,102	6,375	—	508,147
1-4 family residential first mortgages	19,370	67,664	824	—	87,858
Home equity	6,990	12,279	25	—	19,294
Commercial	218,987	1,150,390	462,122	29,696	1,861,195
Consumer and other	12,764	1,923	2,600	—	17,287
	$766,228	$1,676,372	$535,717	$29,696	$3,008,013

		After one but within five years	After five but within 15 years	After 15 years
Loan maturities after one year with:
Fixed rates
Commercial		$186,232	$17,080	$—
Real estate:
Construction, land and land development		64,803	470	—
1-4 family residential first mortgages		65,022	794	—
Home equity		3,211	—	—
Commercial		1,091,090	236,309	5,946
Consumer and other		1,226	—	—
Total fixed-rate loans		1,411,584	254,653	5,946

Variable rates
Commercial		62,782	46,691	—
Real estate:
Construction, land and land development		130,299	5,905	—
1-4 family residential first mortgages		2,642	30	—
Home equity		9,068	25	—
Commercial		59,300	225,813	23,750
Consumer and other		697	2,600	—
Total variable-rate loans		264,788	281,064	23,750
		$1,676,372	$535,717	$29,696
SUMMARY OF THE ALLOWANCE FOR CREDIT LOSSES

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

	Analysis of the Allowance for Credit Losses for the Years Ended December 31
	2024	2023	2022
Ratio of net (charge-offs) recoveries during the
period to average loans outstanding by segment:
Commercial	—%	—%	—%
Real estate:
Construction, land and land development	—	—	—
1-4 family residential first mortgages	—	—	—
Home equity	—	—	—
Commercial	—	—	(0.02)%
Consumer and other	—	—	—
Total	0.00%	0.00%	(0.02)%
Ratio of allowance for credit losses to total
loans at the end of period	1.01%	0.97%	0.93%
Ratio of nonaccrual loans to total loans at
end of period	0.00%	0.01%	0.01%
Ratio of allowance for credit losses to total
nonaccrual loans at the end of period	22,881.20%	9,575.00%	7,910.87%
Ratio of net (charge-offs) recoveries to total
loans at end of period	0.00%	0.00%	(0.01)%

(dollars in thousands, except per share amounts)

Nonperforming loans at December 31, 2024 totaled $133, or 0.00 percent of total loans, a slight decrease from $296, or 0.01 percent of total loans, at December 31, 2023. The decrease in nonperforming loans at December 31, 2024, compared to December 31, 2023, was due a payoff on the single loan included in the nonaccrual balance on December 31, 2023, partially offset by the addition of one loan as of December 31, 2024. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans that have been considered to be loan restructurings made to borrowers experiencing financial difficulty. The Company held no other real estate owned properties as of December 31, 2024 or 2023.

The following table sets forth information concerning the Company’s allocation of the allowance for credit losses by loan segment as of the dates indicated.

	As of December 31
	2024		2023		2022
	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$5,489	17.10%	$5,291	18.13%	$4,804	18.90%
Real estate:
Construction, land
and land development	4,354	16.89	3,668	14.11	3,548	13.21
1-4 family residential
first mortgages	650	2.92	704	3.64	357	2.74
Home equity	200	0.64	142	0.50	101	0.38
Commercial	19,544	61.88	18,420	63.25	16,575	64.50
Consumer and other	195	0.57	117	0.37	88	0.27
	$30,432	100.00%	$28,342	100.00%	$25,473	100.00%
* Percent of loans in each category to total loans.

As of December 31, 2024 and 2023 there was no allowance for credit losses related to loans individually evaluated for credit losses. The portion of the allowance for credit losses related to loans collectively evaluated for credit losses increased to $30,432, or 1.01 percent of outstanding loans as of December 31, 2024, compared to $28,342, or 0.97 percent of outstanding loans as of December 31, 2023. The increase was primarily due to the credit loss expense of $2,000 for the year ended December 31, 2024. The credit loss expense for loans in 2024 was primarily due to changes in forecasted loss rates, driven by an increase in forecasted unemployment rate, and an adjustment to qualitative factors within the commercial real estate segment. The Company recorded a credit loss expense related to loans of $500 in 2023. The credit loss expense in 2023 was primarily due to growth in loans. Management believed the allowance for credit losses as of December 31, 2024 was adequate to absorb the expected losses in the portfolio as of that date.

DEPOSITS

Deposits totaled $3,357,596 as of December 31, 2024, which was an increase of 12.9 percent compared to December 31, 2023. Deposit growth in 2024 included a mix of public funds and commercial and consumer deposits. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our business customers’ own liquidity needs.

At December 31, 2024, the Company had $266,418 in brokered deposits, compared to $305,411 at December 31, 2023. Brokered deposits included fixed-rate time deposits with maturities through September 2025 and variable-rate deposits with terms through February 2026. The decrease in brokered deposits during 2024 was primarily due to core deposit growth. When necessary, brokered deposits are utilized, along with other wholesale funding sources, to fund loan growth and offset core deposit outflows.

(dollars in thousands, except per share amounts)

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2024		2023		2022
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$528,391	—%	$586,903	—%	$708,667	—%
Interest-bearing demand:
Insured cash sweep	150,774	3.44	137,027	2.48	139,807	0.80
Other interest-bearing demand	315,464	1.11	330,147	1.09	366,082	0.37
Money market:
Insured cash sweep	241,444	4.00	249,574	3.58	323,970	1.01
Other money market	1,161,566	3.85	973,853	3.47	967,953	1.26
Savings	157,126	1.73	134,248	0.61	160,111	0.24
Time	639,278	4.92	424,320	3.83	291,732	1.49
	$3,194,043		$2,836,072		$2,958,322
Management reduced interest rates on deposits in the fourth quarter of 2024 as a result of the reductions in the target federal funds rate by the Federal Reserve. Any deposit rate changes in 2025 will be dependent on market rates, liquidity needs and competition for deposit balances. To limit the Company’s exposure to market interest rate changes, interest rate swaps are in place on $110,000 of deposit balances that effectively convert certain customer deposits with variable rates to fixed-rate instruments.
Approximately 99 percent of the total time deposits issued by West Bank mature in the next year, including brokered time deposits. It is anticipated that a significant portion of the core time deposits will be renewed. In the event a substantial volume of core time deposits are not renewed, management believes the Company has sufficient liquid assets and funding sources to offset the potential runoff.
The following table shows the amounts and remaining maturities of time deposits with balances of $100 or more as of December 31, 2024.

3 months or less	$246,691
Over 3 through 6 months	166,024
Over 6 through 12 months	183,137
Over 12 months	2,038
$597,890
West Bank participates in the IntraFi® ICS and CDARS reciprocal deposit network, which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. We consider these reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. Time deposits as of December 31, 2024 and 2023, included $162,148 and $152,160, respectively, of reciprocal deposits. Included in total deposits as of December 31, 2024 and 2023, were $220,627 and $165,858, respectively, of reciprocal interest-bearing checking and $273,126 and $254,504, respectively, of reciprocal money market deposits.

Total estimated uninsured deposits were $1,562,981, $1,435,406 and $1,412,955 as of December 31, 2024, 2023 and 2022, respectively. The uninsured deposit amounts are estimated based on the methodologies and assumptions used for regulatory reporting requirements and include collateralized public unit deposits. The following table shows the amount of time deposits in excess of the insurance limit by maturity.

3 months or less	$103,813
Over 3 through 6 months	65,597
Over 6 through 12 months	97,033
Over 12 months	810
$267,253

(dollars in thousands, except per share amounts)

BORROWED FUNDS

The fluctuation in the balances of federal funds purchased and other short-term borrowings is based on customer loan and deposit activity and the Company’s balance sheet management objectives, which from time to time may require the Company to draw on the federal funds purchased lines with our correspondent banks or FHLB advances. Federal funds purchased and other short-term borrowings decreased from $150,270 as of December 31, 2023 to $0 as of December 31, 2024. This decrease was primarily due to the increase in customer deposits.

The Company had $270,000 of FHLB advances outstanding at December 31, 2024, compared to $315,000 at December 31, 2023. This decrease was due to two FHLB advances that matured in 2024 and were not renewed. One advance, with a balance of $20,000, was a term advance and the other advance, with a balance of $25,000, was part of the Company’s rolling funding program and associated with a corresponding interest rate swap agreement that also matured. As of December 31, 2024, all FHLB advances were hedged with long-term interest rate swaps as part of the Company’s rolling funding program. These interest rate swaps have maturity dates ranging from July 2026 through June 2029 and fixed rates ranging from 1.86 percent to 4.32 percent. This strategy of hedging short-term rolling funding effectively provides fixed cost wholesale funding through the maturity dates of the various interest rate swaps.

The Company has a credit agreement with an unaffiliated commercial bank. As of December 31, 2024, this borrowing had a balance of $31,250. Interest is payable quarterly. Required quarterly principal payments are $1,250, with the remaining balance due February 2027. The Company may make additional principal payments without penalty. The interest rate is variable at the Wall Street Journal Prime Rate minus 1.00 percent, which was 6.50 percent as of December 31, 2024. The Company has an interest rate swap contract that effectively converts $20,000 of this borrowing to a fixed rate of 6.40 percent through its maturity date.

In June 2022, the Company issued $60,000 of subordinated notes (Notes). The Notes initially bear interest at 5.25 percent per annum, with interest payable semi-annually for the first five years of the Notes. Beginning June 15, 2027, the interest rate will reset quarterly to a floating rate per annum that will be three-month term Secured Overnight Financing Rate (SOFR) plus 2.41 percent, with payments due quarterly. The Company may redeem the Notes, in whole or in part, on and after June 15, 2027 at a price equal to 100 percent of the principal amount of the Notes being redeemed plus accrued and unpaid interest. The Notes will mature on June 15, 2032 if they are not earlier redeemed. Proceeds from this debt issuance were used to make a $58,650 capital injection into West Bank, the Company’s subsidiary to fund organic growth.

The Company has an interest rate swap with a notional amount of $20,000 which converts variable-rate subordinated debentures to fixed-rate debt. The interest rate is a variable rate based on the 3-month term SOFR plus 0.26161 percent tenor spread adjustment plus 3.05 percent. This interest rate swap has a fixed rate of 4.81 percent and matures in September 2026.

West Bank’s new markets tax credit special purpose subsidiary has a credit agreement for $11,486 as of December 31, 2024. Interest is payable monthly over the term of the agreement with an interest rate of 1.00 percent. Monthly principal payments begin in January 2026, and the agreement matures in December 2048.

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

West Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. West Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to lend are subject to borrowers’ continuing compliance with existing credit agreements. Off-balance sheet commitments are more fully discussed in Note 17 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

(dollars in thousands, except per share amounts)

As of December 31, 2024, the allowance for credit losses related to off-balance sheet commitments was $1,544. In 2024, the Company recorded a credit loss expense of negative $1,000 for unfunded commitments. The negative credit loss expense was primarily due to the decrease in the balance of unfunded commitments resulting from the funding of construction loans. The allowance for credit losses for off-balance-sheet credit exposures is presented in the “Accrued expenses and other liabilities” line of the Consolidated Balance Sheets.

LIQUIDITY AND CAPITAL RESOURCES

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company’s principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB and Federal Reserve Bank, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by West Bank’s asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $243,478 as of December 31, 2024 compared with $65,357 as of December 31, 2023.

Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our business customers’ and municipal customers’ own liquidity needs. The Company utilizes brokered deposits and other wholesale funding to supplement core deposit fluctuations and loan growth. Brokered deposits are obtained through various programs administered by IntraFi® and through other third party brokers. At December 31, 2024, the Company had $266,418 in brokered deposits, which included fixed-rate time deposits with maturities through September 2025 and variable-rate deposits with terms through February 2026.

As of December 31, 2024, West Bank had additional borrowing capacity available from the FHLB of approximately $610,000, as well as approximately $116,840 through the Federal Reserve discount window and $75,000 through unsecured federal funds lines of credit. Net cash from continuing operating activities contributed $39,808, $25,249 and $59,439 to liquidity for the years ended December 31, 2024, 2023 and 2022, respectively. Management believed that the combination of high levels of potentially liquid assets, unencumbered securities, cash flows from operations and additional borrowing capacity provided the Company with sufficient liquidity as of December 31, 2024.

The Company’s total stockholders’ equity increased to $227,875 as of December 31, 2024 from $225,043 as of December 31, 2023. The increase was primarily due to retained income, partially offset by an increase in accumulated other comprehensive loss. At December 31, 2024, tangible common equity as a percent of tangible assets was 5.68 percent compared to 5.88 percent as of December 31, 2023. The increase in accumulated other comprehensive loss was driven by the increase in net unrealized losses on available for sale securities between December 31, 2023 and December 31, 2024, due to the increase in market interest rates. While accumulated other comprehensive losses reduce tangible common equity, they have no impact on regulatory capital. As of December 31, 2024 and 2023, the Company had no intangible assets.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Capital requirements are more fully discussed under the heading “Supervision and Regulation” included in Item 1 and in Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. As of December 31, 2024, the Company and West Bank met all capital adequacy requirements to which they were subject, and the Company’s and West Bank’s capital ratios were in excess of the requirements to be considered well-capitalized under capital regulations. Also, as of December 31, 2024, the ratios for the Company and West Bank were sufficient to meet the capital conservation buffer.

EFFECTS OF NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

A discussion of the effects of new financial accounting standards and developments as they relate to the Company is located in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The Company has an Asset Liability Committee which meets quarterly, or more often when deemed necessary, to review the interest rate sensitivity position and develop various strategies for managing interest rate risk. Measuring and maintaining interest rate risk is a dynamic process that management performs with the objective of maximizing net interest margin while maintaining interest rate risk within acceptable tolerances. This process relies primarily on the simulation of net interest income over multiple interest rate scenarios. The Company engages a third party that utilizes a modeling program to measure the Company’s exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, this analysis measures the estimated change in net interest income. The simulations allow for ongoing assessment of interest rate sensitivity and can include the impact of potential new business strategies. The modeled scenarios begin with a base case in which rates are unchanged and can include parallel and nonparallel rate shocks. The model includes deposit beta assumptions which are estimates of changes in interest-bearing deposit pricing for a given change in market interest rates. The results of the rate shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity. The results of the simulation are compared against approved policy limits.

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

	At December 31, 2024
	Sensitivity of Net Interest Income Over One Year Horizon
Change in Interest Rates	$ Change	% Change
300 basis points rising	$(8,155)	(8.54)%
200 basis points rising	(5,060)	(5.30)
100 basis points rising	(2,928)	(3.06)
100 basis points falling	2,165	2.27
200 basis points falling	3,333	3.49
300 basis points falling	4,075	4.27

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions. The assumptions used in our interest rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results may differ from the computations set forth above due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and customer behavior. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

West Bancorporation, Inc. and Subsidiary
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and its subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 19, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

West Bancorporation, Inc. and Subsidiary
Allowance for Credit Losses for Loans
As described in Note 1 and Note 4 to the consolidated financial statements, the allowance for credit losses for loans (allowance) totaled $30.4 million at December 31, 2024. The allowance is a valuation account that is deducted from the amortized cost basis of loans to present the net amount of loans expected to be collected. The Company’s allowance reflects losses expected over the remaining contractual life of the loans. The Company’s allowance is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are evaluated on an individual basis at the balance sheet date. At December 31, 2024 the reserve on loans collectively evaluated totaled $30.4 million and there was no reserve on loans individually evaluated. The measurement of the reserve is based on relevant information about the collectability of cash flows, including information about past events, current conditions and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about the future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical experience was observed. The Company uses a cash flow-based model to estimate expected credit losses for all loan segments. For each of the loan segments, the Company calculates a cash flow projection using contractual terms, estimated prepayment speeds, estimated curtailment rates and other relevant data. The Company uses a regression analysis that links historical losses of the Company and its peer group to two economic metrics: national unemployment rate and 10-year treasury rate over 2-year treasury rate spread to establish the loss rates applied to the projected cash flows. For all loan segments, the Company uses a forecast period of four quarters and reverts to a historical rate after four quarters. Qualitative factors are based on management’s judgment of the changes in underlying loan composition of specific portfolio, trends relating to credit quality and collateral values, company-specific data, or effects of other factors such as market competition or legal and regulatory requirements. The evaluation of these qualitative factors and forecasts requires that management make significant judgments and are highly sensitive to changes in significant assumptions.

We identified the qualitative factors and forecasts applied to the allowance as a critical audit matter as auditing management’s determination of the qualitative factors and forecasts required significant auditor judgment as the estimate is highly sensitive to changes in significant assumptions.

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

•We tested management’s process and evaluated the reasonableness of their judgements and assumptions to develop the qualitative factors and forecasts, which included:

◦Testing the relevancy and consistency of the data inputs used by management as a basis for the adjustments for qualitative factors and forecasts by comparing to internal and external, independently sourced data, including data related to current and forecasted periods.

◦Evaluating the magnitude and directional consistency of the adjustments with trends in the loan portfolio, economy and various other relevant measures.

◦Evaluating whether management’s conclusions were consistent with Company provided internal data and external, independently sourced data and agreeing the impact to the allowance calculation.

/s/ RSM US LLP

We have served as the Company’s auditor since 1998.

Des Moines, Iowa
February 19, 2025

West Bancorporation, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited West Bancorporation, Inc.’s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements of the Company and our report dated February 19, 2025 expressed an unqualified opinion.

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
February 19, 2025

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2024 and 2023

(dollars in thousands, except per share data)	2024	2023
ASSETS
Cash and due from banks	$28,750	$33,245
Interest-bearing deposits	214,728	32,112
Cash and cash equivalents	243,478	65,357
Securities available for sale, at fair value	544,565	623,919
Federal Home Loan Bank stock, at cost	15,129	22,957
Loans	3,004,860	2,927,535
Allowance for credit losses	(30,432)	(28,342)
Loans, net	2,974,428	2,899,193
Premises and equipment, net	109,985	86,399
Accrued interest receivable	12,825	13,581
Bank-owned life insurance	44,990	43,864
Deferred tax assets, net	33,202	34,303
Other assets	36,389	36,185
Total assets	$4,014,991	$3,825,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$541,053	$548,726
Interest-bearing demand	543,855	481,207
Savings and money market	1,643,891	1,440,076
Time	628,797	503,770
Total deposits	3,357,596	2,973,779
Federal funds purchased and other short-term borrowings	—	150,270
Subordinated notes, net	79,893	79,631
Federal Home Loan Bank advances	270,000	315,000
Long-term debt	42,736	47,736
Accrued expenses and other liabilities	36,891	34,299
Total liabilities	3,787,116	3,600,715
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,832,632 and 16,725,094 shares issued and outstanding at December 31, 2024 and 2023, respectively	3,000	3,000
Additional paid-in capital	35,619	34,197
Retained earnings	278,613	271,369
Accumulated other comprehensive loss	(89,357)	(83,523)
Total stockholders’ equity	227,875	225,043
Total liabilities and stockholders’ equity	$4,014,991	$3,825,758

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2024, 2023 and 2022

(dollars in thousands, except per share data)	2024	2023	2022
Interest income:
Loans, including fees	$166,222	$142,923	$107,095
Securities:
Taxable	13,030	13,696	12,524
Tax-exempt	3,219	3,517	3,527
Interest-bearing deposits	7,595	169	203
Total interest income	190,066	160,305	123,349
Interest expense:
Deposits	97,284	66,796	22,629
Federal funds purchased and other short-term borrowings	4,248	9,532	1,764
Subordinated notes	4,431	4,442	2,867
Federal Home Loan Bank advances	10,313	7,694	2,669
Long-term debt	2,428	2,810	1,680
Total interest expense	118,704	91,274	31,609
Net interest income	71,362	69,031	91,740
Credit loss expense (benefit)	1,000	700	(2,500)
Net interest income after credit loss expense (benefit)	70,362	68,331	94,240
Noninterest income:
Service charges on deposit accounts	1,843	1,859	2,194
Debit card usage fees	1,919	1,980	1,969
Trust services	3,449	3,068	2,709
Increase in cash value of bank-owned life insurance	1,126	1,044	964
Gain from bank-owned life insurance	—	691	—
Loan swap fees	—	431	835
Realized securities losses, net	(1,172)	(431)	—
Other income	1,269	1,424	1,537
Total noninterest income	8,434	10,066	10,208
Noninterest expense:
Salaries and employee benefits	27,588	27,060	25,838
Occupancy and equipment	7,320	5,507	4,913
Data processing	2,991	2,790	2,597
Technology and software	2,896	2,341	2,137
FDIC insurance	2,560	1,750	996
Professional fees	1,041	1,026	874
Director fees	828	892	814
Other expenses	6,129	7,245	6,882
Total noninterest expense	51,353	48,611	45,051
Income before income taxes	27,443	29,786	59,397
Income taxes	3,393	5,649	12,998
Net income	$24,050	$24,137	$46,399

Basic earnings per common share	$1.43	$1.44	$2.79
Diluted earnings per common share	$1.42	$1.44	$2.76
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2024, 2023 and 2022

(dollars in thousands)	2024	2023	2022
Net income	$24,050	$24,137	$46,399
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(8,190)	16,514	(132,009)
Plus: reclassification adjustment for net losses realized in net income	1,172	431	—
Income tax (expense) benefit	1,687	(4,498)	33,350
Other comprehensive income (loss) on securities	(5,331)	12,447	(98,659)
Unrealized gains (losses) on derivatives:
Unrealized holding gains arising during the period	9,759	4,291	23,595
Plus: reclassification adjustment for net (gains) losses realized in net income	(10,456)	(10,249)	206
Income tax (expense) benefit	194	1,459	(5,976)
Other comprehensive income (loss) on derivatives	(503)	(4,499)	17,825
Total other comprehensive income (loss)	(5,834)	7,948	(80,834)
Comprehensive income (loss)	$18,216	$32,085	$(34,435)

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2024, 2023 and 2022

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$—	16,554,846	$3,000	$30,183	$237,782	$(10,637)	$260,328
Net income	—	—	—	—	46,399	—	46,399
Other comprehensive loss, net of tax	—	—	—	—	—	(80,834)	(80,834)
Cash dividends declared, $1.00 per common share	—	—	—	—	(16,619)	—	(16,619)
Stock-based compensation costs	—	—	—	3,357	—	—	3,357
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	85,567	—	(1,519)	—	—	(1,519)
Balance, December 31, 2022	—	16,640,413	3,000	32,021	267,562	(91,471)	211,112
Cumulative effect of change in accounting principle(1)	—	—	—	—	(3,626)	—	(3,626)
Net income	—	—	—	—	24,137	—	24,137
Other comprehensive income, net of tax	—	—	—	—	—	7,948	7,948
Cash dividends declared, $1.00 per common share	—	—	—	—	(16,704)	—	(16,704)
Stock-based compensation costs	—	—	—	3,111	—	—	3,111
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	84,681	—	(935)	—	—	(935)
Balance, December 31, 2023	—	16,725,094	3,000	34,197	271,369	(83,523)	225,043
Net income	—	—	—	—	24,050	—	24,050
Other comprehensive loss, net of tax	—	—	—	—	—	(5,834)	(5,834)
Cash dividends declared, $1.00 per common share	—	—	—	—	(16,806)	—	(16,806)
Stock-based compensation costs	—	—	—	2,509	—	—	2,509
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	107,538	—	(1,087)	—	—	(1,087)
Balance, December 31, 2024	$—	16,832,632	$3,000	$35,619	$278,613	$(89,357)	$227,875
(1)Cumulative effect adjustment pursuant to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1 for additional information.

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022

(dollars in thousands)	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$24,050	$24,137	$46,399
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit)	1,000	700	(2,500)
Net amortization and accretion	3,200	3,293	2,965
Securities losses, net	1,172	431	—
Stock-based compensation	2,509	3,111	3,357
Increase in cash value of bank-owned life insurance	(1,126)	(1,044)	(964)
Gain from bank-owned life insurance	—	(691)	—
Depreciation	3,723	1,856	1,498
Provision for deferred income taxes	2,982	447	1,583
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	756	(1,593)	(3,098)
(Increase) decrease in other assets	(1,450)	(2,794)	1,005
Increase (decrease) in accrued expenses and other liabilities	2,992	(2,604)	9,194
Net cash provided by operating activities	39,808	25,249	59,439
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	11,841	11,285	—
Proceeds from principal paydowns, maturities and calls of securities available for sale	56,361	42,370	79,959
Purchases of securities available for sale	—	—	(120,077)
Purchases of Federal Home Loan Bank stock	(57,683)	(115,480)	(75,092)
Proceeds from redemption of Federal Home Loan Bank stock	65,511	111,859	65,721
Net increase in loans	(77,235)	(184,788)	(287,031)
Proceeds of principal and earnings from bank-owned life insurance	—	2,458	—
Purchases of premises and equipment	(26,136)	(36,387)	(21,311)
Net cash used in investing activities	(27,341)	(168,683)	(357,831)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	383,817	93,371	(135,597)
Net increase (decrease) in federal funds purchased and other short-term borrowings	(150,270)	(49,730)	197,120
Net increase (decrease) in Federal Home Loan Bank advances	(45,000)	160,000	30,000
Proceeds from issuance of subordinated debt, net of issuance costs	—	—	58,756
Principal payments on long-term debt	(5,000)	(3,750)	(35)
Common stock dividends paid	(16,806)	(16,704)	(16,619)
Restricted stock units withheld for payroll taxes	(1,087)	(935)	(1,519)
Net cash provided by financing activities	165,654	182,252	132,106
Net increase (decrease) in cash and cash equivalents	178,121	38,818	(166,286)
Cash and Cash Equivalents:
Beginning	65,357	26,539	192,825
Ending	$243,478	$65,357	$26,539

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$116,996	$87,846	$28,868
Income taxes	1,480	5,720	10,630
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

Significant accounting policies:

Accounting estimates and assumptions:  The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB). References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards CodificationTM, sometimes referred to as the Codification or ASC. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the allowance for credit losses.

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

Segment information: An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker. As a community-oriented financial institution, substantially all of West Bank’s operations involve the delivery of loan and deposit products to customers. The chief operating decision maker makes operating decisions and assesses performance based on an ongoing review of the community banking activities, which constitutes the Company’s only operating segment for financial reporting purposes. The Company’s single segment is managed on a consolidated basis by the chief operating decision maker who is the Company’s chief executive officer.

The accounting policies of this segment are the same as those described throughout these significant accounting policies. The chief operating decision maker assesses performance of the segment and determines the allocation of resources based on consolidated net income, which is reported in the Consolidated Statements of Income. Consolidated net income is used in deciding where to deploy capital and to monitor budget vs. actual results. It is also used in benchmarking performance measures to Company peers for compensation related analysis. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.

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

Federal Home Loan Bank stock: West Bank, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB according to a predetermined formula as required to support borrowing activities. No ready market exists for the FHLB stock, and it has no quoted market value. The Company evaluates this asset for impairment on a quarterly basis and determined there was no impairment as of December 31, 2024. All shares of FHLB stock are issued and redeemed at par value.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company measures the ACL of loans on a collective (pool) basis when the loans share similar risk characteristics and uses a cash flow-based model to estimate expected credit losses for each of these pools. The Company’s methodology for estimating the ACL considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical experience was observed. In addition to the historical loss information, the Company utilizes qualitative factors to adjust the ACL as appropriate. Qualitative factors are based on management’s judgment of the changes in underlying loan composition of specific portfolios, trends relating to credit quality and collateral values, company-specific data, or effects of other factors such as market competition or legal and regulatory requirements. Loans that do not share similar risk characteristics with the pooled loans are evaluated for credit losses on an individual basis. In addition, regulatory agencies, as integral parts of their examination processes, periodically review the Company’s allowance for credit losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. Fair value is determined by management by obtaining appraisals or other market value information at the time of foreclosure. Any write-downs in value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information at least annually. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense. As of December 31, 2024 and 2023, the Company had no other real estate owned.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated balance sheets of the Company, as such assets are not assets of West Bank. The Company managed or administered accounts with assets totaling $640,069 and $612,190 as of December 31, 2024 and 2023, respectively.

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
Deferred compensation: The West Bancorporation, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) provides certain individuals with additional deferral opportunities in planning for retirement. Eligible participants, including directors and key officers of the Company, may choose to voluntarily defer receipt of a portion of their respective cash compensation. The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code. Liabilities accrued under the Deferred Compensation Plan totaled $1,404 and $1,021 as of December 31, 2024 and 2023, respectively.

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

Current accounting developments:   In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. They provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refined the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. The amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendment in this update extended the period of time preparers could utilize reference rate reform relief guidance in Topic 848, discussed above. ASU No. 2022-06 deferred the sunset date from December 31, 2022 to December 31, 2024. This update did not have a material impact on the Company’s financial statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method. The ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The implementation of this ASU did not have a material impact on the Company’s financial statements.
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards CodificationTM.. The amendments in the ASU are expected to clarify or improve disclosure presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. These amendments have not had an impact to the Company as of December 31, 2024.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance effective December 31, 2024. Refer to “Segment information” section of Note 1 for additional information regarding segments.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table and income taxes paid to be disaggregated by jurisdiction. It also includes certain amendments to improve the effectiveness of income tax disclosures. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted this guidance effective January 1, 2025 and will provide the required disclosures in the Company’s 2025 filings.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Additionally, in January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 2. Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share is presented below for the years ended December 31, 2024, 2023 and 2022.

(in thousands, except per share data)	2024	2023	2022
Net income	$24,050	$24,137	$46,399

Weighted average common shares outstanding	16,806	16,704	16,620
Weighted average effect of restricted stock units outstanding	89	46	178
Diluted weighted average common shares outstanding	16,895	16,750	16,798

Basic earnings per common share	$1.43	$1.44	$2.79
Diluted earnings per common share	$1.42	$1.44	$2.76
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	293	412	152

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 3. Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses and fair value of securities available for sale, by security type as of December 31, 2024 and 2023.

	2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$215,942	$—	$(41,797)	$174,145
Collateralized mortgage obligations (1)	278,754	—	(59,490)	219,264
Mortgage-backed securities (1)	145,992	—	(26,173)	119,819
Collateralized loan obligations	18,932	33	—	18,965
Corporate notes	13,750	—	(1,378)	12,372
	$673,370	$33	$(128,838)	$544,565

	2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$231,413	$19	$(38,427)	$193,005
Collateralized mortgage obligations (1)	305,200	—	(55,267)	249,933
Mortgage-backed securities (1)	157,711	—	(25,873)	131,838
Collateralized loan obligations	37,632	—	(96)	37,536
Corporate notes	13,750	—	(2,143)	11,607
	$745,706	$19	$(121,806)	$623,919

(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with an amortized cost of approximately $572,491 and $447,074 as of December 31, 2024 and 2023, respectively, were pledged to secure access to FHLB advances and Federal Reserve credit programs, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of December 31, 2024, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	2024
	Amortized Cost	Fair Value
Due after five years through ten years	$53,979	$49,488
Due after ten years	194,645	155,994
	248,624	205,482
Collateralized mortgage obligations and mortgage-backed securities	424,746	339,083
	$673,370	$544,565

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The details of the sales of securities available for sale for the years ended December 31, 2024, 2023 and 2022 are summarized in the following table.

	2024	2023	2022
Proceeds from sales	$11,841	$11,285	$—
Gross gains on sales	—	—	—
Gross losses on sales	1,172	431	—
The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of December 31, 2024 and 2023.

	2024
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized Losses	No. of Securities	Fair Value	Gross Unrealized Losses	No. of Securities	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$4,485	$(271)	7	$169,650	$(41,526)	90	$174,135	$(41,797)
Collateralized mortgage obligations	—	—	—	219,264	(59,490)	69	219,264	(59,490)
Mortgage-backed securities	610	(3)	1	119,209	(26,170)	25	119,819	(26,173)
Corporate notes	—	—	—	12,372	(1,378)	8	12,372	(1,378)
	$5,095	$(274)	8	$520,495	$(128,564)	192	$525,590	$(128,838)

	2023
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized Losses	No. of Securities	Fair Value	Gross Unrealized Losses	No. of Securities	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$3,353	$(89)	5	$184,522	$(38,338)	92	$187,875	$(38,427)
Collateralized mortgage obligations	—	—	—	249,933	(55,267)	72	249,933	(55,267)
Mortgage-backed securities	—	—	—	131,838	(25,873)	27	131,838	(25,873)
Collateralized loan obligations	—	—	—	37,536	(96)	6	37,536	(96)
Corporate notes	—	—	—	11,607	(2,143)	8	11,607	(2,143)
	$3,353	$(89)	5	$615,436	$(121,717)	205	$618,789	$(121,806)
If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of December 31, 2024 and December 31, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of December 31, 2024 and December 31, 2023, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the “Accrued interest receivable” line of the Consolidated Balance Sheets. Interest receivable on securities was $2,842 and $3,271 as of December 31, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of December 31, 2024 and 2023.

	2024	2023
Commercial	$514,232	$531,594
Real estate:
Construction, land and land development	508,147	413,477
1-4 family residential first mortgages	87,858	106,688
Home equity	19,294	14,618
Commercial	1,861,195	1,854,510
Consumer and other	17,287	10,930
	3,008,013	2,931,817
Net unamortized fees and costs	(3,153)	(4,282)
	$3,004,860	$2,927,535
The loan portfolio included $1,878,063 and $2,003,699 of fixed-rate loans and $1,129,950 and $928,118 of variable-rate loans as of December 31, 2024 and 2023, respectively.

Real estate loans of approximately $1,470,000 and $1,420,000 were pledged as security for FHLB advances as of December 31, 2024 and 2023, respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they are principal stockholders or executive officers (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. None of these loans are past due, on nonaccrual status or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that the Company considered adversely classified at December 31, 2024 or 2023. Loan transactions with related parties were as follows for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Balance, beginning of year	$110,293	$155,789	$143,768
New loans	6	1,699	42,371
Repayments	(22,398)	(16,513)	(20,650)
Effect of change in director status	—	(30,682)	(9,700)
Balance, end of year	$87,901	$110,293	$155,789

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Allowance for Credit Losses for Loans

The following tables detail the changes in the ACL by loan segment for the years ended December 31, 2024 and 2023.

	2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,291	$3,668	$704	$142	$18,420	$117	$28,342
Charge-offs	(20)	—	—	—	—	—	(20)
Recoveries	51	13	42	4	—	—	110
Provision for credit loss expense(1)	167	673	(96)	54	1,124	78	2,000
Ending balance	$5,489	$4,354	$650	$200	$19,544	$195	$30,432

	2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,804	$3,548	$357	$101	$16,575	$88	$25,473
Adoption of CECL	677	(234)	121	(8)	1,911	(9)	2,458
Charge-offs	(55)	(39)	(40)	—	—	—	(134)
Recoveries	36	2	2	5	—	—	45
Provision for credit loss expense (1)	(171)	391	264	44	(66)	38	500
Ending balance	$5,291	$3,668	$704	$142	$18,420	$117	$28,342
(1)The negative provisions for the various segments are related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed, improvement in qualitative risk factors related to those portfolio segments and/or changes in economic forecasts.

Prior to the adoption of ASU No. 2016-13 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following table presents the activity in the allowance for loan losses by segment for the year ended December 31, 2022.

	2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,776	$3,646	$339	$91	$19,466	$46	$28,364
Charge-offs	—	—	(31)	—	(451)	—	(482)
Recoveries	29	—	33	4	25	—	91
Provision for loan losses (1)	(1)	(98)	16	6	(2,465)	42	(2,500)
Ending balance	$4,804	$3,548	$357	$101	$16,575	$88	$25,473

(1)The negative provisions for the various segments are related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables present a breakdown of the allowance for credit losses by segment, disaggregated based on the evaluation method as of December 31, 2024 and 2023.

	December 31, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,489	4,354	650	200	19,544	195	30,432
Total	$5,489	$4,354	$650	$200	$19,544	$195	$30,432

	December 31, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,291	3,668	704	142	18,420	117	28,342
Total	$5,291	$3,668	$704	$142	$18,420	$117	$28,342

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of December 31, 2024 and 2023.

	December 31, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$133	$—	$—	$—	$133
Collectively evaluated for credit losses	514,232	508,147	87,725	19,294	1,861,195	17,287	3,007,880
Total	$514,232	$508,147	$87,858	$19,294	$1,861,195	$17,287	$3,008,013

	December 31, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$296	$—	$—	$—	$296
Collectively evaluated for credit losses	531,594	413,477	106,392	14,618	1,854,510	10,930	2,931,521
Total	$531,594	$413,477	$106,688	$14,618	$1,854,510	$10,930	$2,931,817

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

Accrued interest on loans of $9,835 and $10,292 at December 31, 2024 and 2023, respectively, was included in accrued interest receivable on the balance sheet and was excluded from the estimate of credit losses.

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

The Company measures expected credit losses of loans on a collective (pool) basis when the loans share similar risk characteristics and uses a cash flow-based model to estimate expected credit losses for each of these pools. The Company's methodology for estimating the ACL considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical experience was observed. In addition to the historical loss information, the Company utilizes qualitative factors to adjust the ACL as appropriate. Qualitative factors are based on management’s judgment of the changes in underlying loan composition of specific portfolios, trends relating to credit quality and collateral values, company-specific data, or effects of other factors such as market competition or legal and regulatory requirements.

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

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land
development	—	—	—	—	—	—
1-4 family residential first
mortgages	133	296	133	296	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$133	$296	$133	$296	$—	$—

There was $91 and $0 interest income recognized on loans that were on nonaccrual for the years ended December 31, 2024 and 2023, respectively.

Interest income forgone on nonaccrual loans was $19, $15 and $144, respectively, during the years ended December 31, 2024, 2023 and 2022.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables provide an analysis of the delinquency status of the amortized cost of loans as of December 31, 2024 and 2023.

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$514,232	$514,232
Real estate:
Construction, land and
land development	—	—	—	—	508,147	508,147
1-4 family residential
first mortgages	—	—	—	—	87,858	87,858
Home equity	—	—	—	—	19,294	19,294
Commercial	—	—	—	—	1,861,195	1,861,195
Consumer and other	—	—	—	—	17,287	17,287
Total	$—	$—	$—	$—	$3,008,013	$3,008,013

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$531,594	$531,594
Real estate:
Construction, land and
land development	—	—	—	—	413,477	413,477
1-4 family residential
first mortgages	—	—	—	—	106,688	106,688
Home equity	—	—	—	—	14,618	14,618
Commercial	—	—	—	—	1,854,510	1,854,510
Consumer and other	—	—	—	—	10,930	10,930
Total	$—	$—	$—	$—	$2,931,817	$2,931,817

Loan Restructurings Made to Borrowers Experiencing Financial Difficulty

As of December 31, 2024 and 2023, the Company had no loan restructurings made to borrowers experiencing financial difficulty. There were no loan restructurings made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2024, 2023 and 2022. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross charge-off by loan segment and origination year, based on the analysis performed as of December 31, 2024 and 2023.

	Term Loans by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial
Pass	$97,976	$80,842	$77,087	$33,698	$17,460	$41,006	$158,395	$506,464
Watch	4,223	116	2,747	620	—	62	—	7,768
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$102,199	$80,958	$79,834	$34,318	$17,460	$41,068	$158,395	$514,232
Current period gross charge-offs	$16	$—	$4	$—	$—	$—	$—	$20
Real estate:
Construction, land and land development
Pass	$168,579	$144,604	$84,281	$27,584	$805	$—	$82,294	$508,147
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$168,579	$144,604	$84,281	$27,584	$805	$—	$82,294	$508,147
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$12,573	$24,889	$17,803	$16,283	$10,251	$3,986	$1,940	$87,725
Watch	—	—	—	—	—	—	—	—
Substandard	—	133	—	—	—	—	—	133
Doubtful	—	—	—	—	—	—	—	—
Total	$12,573	$25,022	$17,803	$16,283	$10,251	$3,986	$1,940	$87,858
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$425	$2,721	$175	$443	$32	$—	$15,498	$19,294
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$425	$2,721	$175	$443	$32	$—	$15,498	$19,294
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$228,197	$141,894	$467,411	$431,448	$342,828	$218,440	$30,396	$1,860,614
Watch	—	—	332	249	—	—	—	581
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$228,197	$141,894	$467,743	$431,697	$342,828	$218,440	$30,396	$1,861,195
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$4,114	$600	$108	$214	$13	$113	$12,125	$17,287
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$4,114	$600	$108	$214	$13	$113	$12,125	$17,287
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial
Pass	$147,971	$110,228	$48,291	$31,423	$6,510	$44,146	$143,025	$531,594
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$147,971	$110,228	$48,291	$31,423	$6,510	$44,146	$143,025	$531,594
Current period gross charge-offs	$37	$—	$—	$—	$18	$—	$—	$55
Real estate:
Construction, land and land development
Pass	$126,608	$114,176	$64,797	$20,210	$1,458	$—	$86,228	$413,477
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$126,608	$114,176	$64,797	$20,210	$1,458	$—	$86,228	$413,477
Current period gross charge-offs	$—	$39	$—	$—	$—	$—	$—	$39
1-4 family residential first mortgages
Pass	$46,766	$20,531	$19,670	$11,779	$3,663	$3,176	$663	$106,248
Watch	144	—	—	—	—	—	—	144
Substandard	—	—	—	—	296	—	—	296
Doubtful	—	—	—	—	—	—	—	—
Total	$46,910	$20,531	$19,670	$11,779	$3,959	$3,176	$663	$106,688
Current period gross charge-offs	$—	$40	$—	$—	$—	$—	$—	$40
Home equity
Pass	$2,804	$288	$508	$98	$138	$16	$10,766	$14,618
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$2,804	$288	$508	$98	$138	$16	$10,766	$14,618
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$212,772	$519,783	$463,750	$359,032	$84,995	$195,967	$18,211	$1,854,510
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$212,772	$519,783	$463,750	$359,032	$84,995	$195,967	$18,211	$1,854,510
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$1,740	$211	$392	$51	$17	$126	$8,393	$10,930
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,740	$211	$392	$51	$17	$126	$8,393	$10,930
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

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

The following table presents the amortized cost basis of collateral dependent loans, by primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2024 and 2023.

	As of December 31, 2024
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$133	$—	$—	$133	$—
Total	$133	$—	$—	$133	$—

	As of December 31, 2023
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$296	$—	$—	$296	$—
Total	$296	$—	$—	$296	$—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the year ended December 31, 2022.

December 31, 2022
	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	336	—
Home equity	—	—
Commercial	—	—
Consumer and other	—	—
	336	—
With an allowance recorded:
Commercial	—	—
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	3,915	—
Consumer and other	—	—
	3,915	—
Total:
Commercial	—	—
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	336	—
Home equity	—	—
Commercial	3,915	—
Consumer and other	—	—
Total impaired loans	$4,251	$—

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life using the same models for the Company’s other loan portfolio segments described above. The Company's allowance for credit losses for unfunded commitments was $1,544 and $2,544 as of December 31, 2024 and 2023, respectively. The allowance for credit losses for off-balance-sheet credit exposures is presented in the “Accrued expenses and other liabilities” line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance sheet credit exposures is reflected in the “Credit loss expense” line of the Consolidated Statements of Income. During the year ended December 31, 2024, the Company recorded a negative credit loss expense of $1,000 associated with off-balance sheet credit exposures compared to a credit loss expense of $200 for the year ended December 31, 2023.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 5. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2024 and 2023.

	2024	2023
Land	$11,049	$11,049
Buildings	91,022	69,693
Right-of-use assets under operating leases	4,405	3,231
Leasehold improvements	2,401	3,557
Furniture and equipment	13,750	11,880
	122,627	99,410
Accumulated depreciation	(12,642)	(13,011)
	$109,985	$86,399

Note 6. Operating Leases

The Company leases real estate for four branch offices and office space for operations departments under various operating lease agreements. The lease agreements have maturity dates ranging from September 2030 to September 2036, some of which include options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the measurement of the right-of-use asset and lease liability. The weighted average remaining lives of the lease terms used in the measurement of the operating lease liability were 9.6 years and 6.7 years as of December 31, 2024 and 2023, respectively.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption of this accounting standard and as of the lease commencement date for leases entered into subsequent to January 1, 2019. For leases that have been extended subsequent to January 1, 2019, the discount rate used was the FHLB fixed rate advance rate which corresponded with the remaining lease term as of the lease extension date. The weighted average discount rates used in the measurement of the operating lease liabilities were 4.06 percent and 3.42 percent as of December 31, 2024 and 2023, respectively.

Operating lease right-of-use assets are included in premises and equipment. Operating lease liabilities of $4,551 and $3,402 were included in other liabilities as of December 31, 2024 and 2023, respectively. Rent expense related to these leases was $972, $1,510 and $1,395, for the years ended December 31, 2024, 2023 and 2022, respectively.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2024.

2025	$588
2026	593
2027	600
2028	610
2029	611
Thereafter	2,543
Total lease payments	5,545
Less: present value discount	(994)
Present value of lease liabilities	$4,551

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 7. Deposits

The scheduled maturities of time deposits were as follows as of December 31, 2024.

2025	$622,366
2026	3,371
2027	1,639
2028	948
2029	473
$628,797

Note 8. Subordinated Notes

In July 2003, the Company issued $20,619 in junior subordinated debentures to the Company’s subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company’s common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock, and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distribution can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s common stock. The junior subordinated debentures have a 30-year term, do not require any principal amortization, and are callable at the issuer’s option. The interest rate is a variable rate based on the 3-month term Secured Overnight Financing Rate (SOFR) plus 0.26161 percent tenor spread adjustment plus 3.05 percent. At December 31, 2024, the interest rate was 7.64 percent. Interest is payable quarterly, unless deferred. The Company has never deferred an interest payment. The effective cost of the junior subordinated debentures at December 31, 2024, including amortization of issuance costs, was 7.70 percent. Holders of the trust preferred securities associated with the junior subordinated debentures have no voting rights, are unsecured, and rank junior in priority to all the Company’s indebtedness and senior to the Company’s common stock. The junior subordinated debentures were reported net of unamortized debt issuance costs of $114 and $127 as of December 31, 2024 and 2023, respectively. The Company has an interest rate swap contract that effectively converts $20,000 of the variable-rate junior subordinated debentures to a fixed rate of 4.81 percent. See Note 11 for additional information on the interest rate swap. In addition, the junior subordinated debentures qualify as additional Tier 1 capital of the Company for regulatory purposes.

In June 2022, the Company issued $60,000 of subordinated notes (the Notes). The Notes initially bear interest at 5.25 percent per annum, with interest payable semi-annually for the first five years of the Notes. Beginning in June 2027, the interest rate will be reset quarterly to a floating rate per annum that is expected to be three-month term SOFR plus 2.41 percent with payments due quarterly. The Company may redeem the Notes, in whole or in part, on or after June 15, 2027 at a price equal to 100 percent of the principal amount of the Notes being redeemed plus accrued and unpaid interest. The Notes will mature on June 15, 2032 if they are not earlier redeemed. Proceeds from this debt issuance were used to make a $58,650 capital injection into the Company’s subsidiary, West Bank to support organic growth. The Notes were reported net of unamortized debt issuance costs of $612 and $860 as of December 31, 2024 and 2023, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 9. Federal Home Loan Bank Advances and Other Borrowings

The Company had fixed-rate FHLB advances totaling $270,000 and $315,000 as of December 31, 2024 and 2023, respectively. As of December 31, 2024, all advances had maturities of one month and are part of a rolling funding program associated with long-term interest rate swaps related to the interest cash flows of the rolling advances. The weighted average contractual rates on FHLB advances were 4.62 percent and 5.54 percent as of December 31, 2024 and December 31, 2023, respectively. The weighted average effective rate for these advances, which includes adjustments for the interest rate swaps, when applicable, were 3.39 percent and 3.44 percent as of December 31, 2024 and 2023, respectively. See Note 11 for additional information on interest rate swaps hedging FHLB advances.

The Company had overnight and other short-term borrowings, including FHLB advances totaling $0 and $150,270 as of December 31, 2024 and 2023, respectively, which are included in federal funds purchased and other short-term borrowings.

The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB’s collateral policy. West Bank had additional borrowing capacity of approximately $610,000 at the FHLB as of December 31, 2024.

As of December 31, 2024, West Bank had arrangements that would allow it to borrow $75,000 in unsecured federal funds lines of credit at correspondent banks that are available under the correspondent banks’ normal terms. The lines have no stated expiration dates. As of December 31, 2024, there were no amounts outstanding under these arrangements. At December 31, 2024, West Bank also had approximately $116,840 of securities pledged for available borrowings at the Federal Reserve Bank discount window. There were no balances outstanding at the Federal Reserve Bank discount window at December 31, 2024.

Note 10. Long-Term Debt

In December 2021, the Company entered into a credit agreement with a commercial bank and borrowed $40,000. The borrowing was used to make a capital injection into the Company’s subsidiary, West Bank. Interest under the term note is payable quarterly over five years. Required quarterly principal payments are $1,250, with the remaining balance due February 2027. The Company may make additional principal payments without penalty. The interest rate is variable at the Wall Street Journal Prime Rate minus 1.00 percent, which totaled 6.50 percent as of December 31, 2024. The Company has an interest rate swap contract that effectively converts $20,000 of the borrowings to a fixed rate of 6.40 percent. See Note 11 for additional information on the interest rate swap. In the event of default, the unaffiliated commercial bank may accelerate payment of the loan. The outstanding balance was $31,250 and $36,250 as of December 31, 2024 and 2023, respectively. The note is secured by 100 percent of West Bank’s stock.

West Bank’s special purpose subsidiary has a credit agreement for $11,486. Interest is payable monthly over the term of the agreement with an interest rate of one percent. Monthly principal payments begin in January 2026 and the agreement matures in December 2048. The outstanding balance was $11,486 as of December 31, 2024 and 2023.

Future required principal payments for long-term debt as of December 31, 2024 are shown in the table below.

2025	$5,000
2026	5,446
2027	21,701
2028	455
2029	460
Thereafter	9,674
$42,736

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

Interest Rate Swaps Designated as Cash Flow Hedges: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $420,000 and $445,000 at December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had swaps with a total notional amount of $270,000 that hedge the interest payments of rolling fixed-rate one-month funding consisting of FHLB advances or brokered deposits. Also, as of December 31, 2024, the Company had swaps with a total notional amount of $40,000 that effectively convert variable-rate long-term debt to fixed-rate debt and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts.

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

The table below identifies the balance sheet category and fair values of the Company’s derivative instruments as of December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Cash Flow Hedges:
Gross notional amount	$420,000	$445,000
Fair value in other assets	9,897	11,313
Fair value in other liabilities	(270)	(988)
Weighted-average floating rate received	4.84%	5.64%
Weighted-average fixed rate paid	3.30%	3.04%
Weighted-average maturity in years	2.4	2.6

Non-Hedging Derivatives:
Gross notional amount	$287,235	$293,400
Fair value in other assets	14,284	14,114
Fair value in other liabilities	(14,284)	(14,114)

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table identifies the pre-tax gains or losses recognized on the Company’s derivative instruments designated as cash flow hedges for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Pre-tax gain recognized in other comprehensive income	$9,759	$4,291	$23,595
Increase (decrease) in interest expense	(10,456)	(10,249)	206

The Company estimates there will be approximately $6,487 reclassified from accumulated other comprehensive income to reduce interest expense through December 31, 2025 related to cash flow hedges. The Company will continue to assess the effectiveness of hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of December 31, 2024 and 2023, the Company pledged $30 and $0, respectively, of collateral to the counterparties in the form of cash on deposit. As of December 31, 2024 and 2023, the Company’s counterparties pledged $24,160 and $22,340, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrowers is cross-collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 12. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions. Income tax returns for the years 2021 through 2024 remain open to examination by federal and state taxing authorities. No material income tax related interest or penalties were recognized during the years ended December 31, 2024, 2023 or 2022.

The following table shows the components of income taxes for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Current:
Federal	$(645)	$3,485	$8,194
State	1,056	1,717	3,221
Deferred:
Federal	2,573	226	971
State	409	221	612
Income taxes	$3,393	$5,649	$12,998
Total income taxes for the years ended December 31, 2024, 2023 and 2022 differed from the amount computed by applying the U.S. federal income tax rate of 21 percent to income before income taxes, as shown in the following table.

	2024		2023		2022
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed expected tax expense	$5,763	21.0%	$6,255	21.0%	$12,473	21.0%
State income tax expense, net of
federal income tax benefit	1,267	4.6	1,395	4.7	2,729	4.6
Tax-exempt interest income	(1,404)	(5.1)	(1,445)	(4.9)	(1,240)	(2.1)
Nondeductible interest expense to
own tax-exempt securities	1,261	4.6	1,057	3.5	354	0.6
Tax-exempt increase in cash value of
life insurance and gains	(236)	(0.9)	(364)	(1.2)	(203)	(0.3)
Stock compensation	(2)	—	5	—	(320)	(0.6)
Enactment of state tax reform	—	—	—	—	649	1.1
Federal income tax credits	(3,350)	(12.2)	(1,498)	(5.0)	(1,468)	(2.5)
Other, net	94	0.3	244	0.8	24	0.1
Income taxes	$3,393	12.3%	$5,649	18.9%	$12,998	21.9%

In 2024, the Company recorded a tax benefit of $1,842 for an energy-related investment tax credit associated with the construction of the Company’s new headquarters building. The Company accounted for the investment tax credit using the flow-through method, recognizing the full benefit in 2024.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Net deferred tax assets consisted of the following components as of December 31, 2024 and 2023.

	2024	2023
Deferred tax assets:
Allowance for credit losses	$7,866	$7,598
Net unrealized losses on securities available for sale	31,814	30,081
Lease liabilities	1,120	837
Accrued expenses	220	196
Restricted stock unit compensation	1,077	1,185
State net operating loss carryforward	2,042	1,763
Other	494	177
	44,633	41,837
Deferred tax liabilities:
Right-of-use assets	1,083	795
Deferred loan costs	224	258
Net unrealized gains on interest rate swaps	2,375	2,547
Premises and equipment	5,095	1,657
New markets tax credit loan	474	389
Other	138	125
	9,389	5,771
Net deferred tax assets before valuation allowance	35,244	36,066
Valuation allowance for deferred tax assets	(2,042)	(1,763)
Net deferred tax assets	$33,202	$34,303
As of December 31, 2024, the Company had approximately $51,049 of Iowa net operating loss carryforwards available to offset future Iowa taxable income. The Company has recorded a valuation allowance against the tax effect of the Iowa net operating loss carryforwards, as management believes it is more likely than not that a portion of such carryforwards will expire without being utilized. Iowa net operating loss carryforwards of $502 expired in 2024 and the remainder will expire thereafter.

Note 13. Stock Compensation Plans

The West Bancorporation, Inc. 2021 Equity Incentive Plan (as amended, the 2021 Plan) was originally approved by the stockholders in April 2021. The 2021 Plan replaced the West Bancorporation, Inc. 2017 Equity Incentive Plan (the 2017 Plan). Upon approval of the 2021 Plan, the 2017 Plan was frozen and no new grants will be made under that plan. Outstanding awards under the 2017 Plan will continue pursuant to their terms and provisions. The 2021 and 2017 Plans are administered by the Compensation Committee of the Board of Directors, which determines the specific individuals who will be granted awards under the 2021 Plan and the type and amount of any such awards. The 2021 Plan was originally approved at the April 2021 annual stockholders’ meeting and authorized 625,000 shares, and at the April 2024 annual stockholders’ meeting, the Company obtained stockholder approval to increase the number of shares of common stock authorized for issuance under the 2021 Plan by 550,000 shares, from 625,000 shares to 1,175,000 shares. All employees and directors of the Company and its subsidiary are eligible to become participants in the 2021 Plan. Under the terms of the 2021 Plan, the Company may grant a total of 1,175,000 shares of the Company’s common stock as stock awards and cash incentive awards. As of December 31, 2024, 665,758 shares of the Company’s common stock remained available for future awards under the 2021 Plan.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Under the 2021 Plan, the Company may grant RSU awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. All RSUs granted through December 31, 2024 under the 2021 and 2017 Plans were at no cost to the participants, and the participants will not be entitled to receive or accrue dividends until the RSUs have vested. Each RSU entitles the participant to receive, to the extent earned, one share of common stock on the vesting date or upon the participant’s termination due to death or disability, for time-based RSUs, upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant’s employment is thereafter terminated by the Company without cause or by the participant for good reason, or, for performance-based RSUs, upon a change in control of the Company. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2021 and 2017 Plans. The Company grants time-based and performance-based RSU awards. The time-based RSU awards granted to employees vest 20 percent per year over a five year period and have a one to three year post-vesting holding period, applicable to 50 percent of the shares. The time-based RSU awards granted to directors vest after one year and have a three year post-vesting holding period, applicable to 50 percent of the shares. The performance based RSU awards granted to employees cliff vest at the end of a three year performance period based upon the Company meeting certain performance metrics and have a three year post-vesting holding period applicable to 50 percent of the shares.

The following table includes a summary of nonvested RSU activity for the years ended December 31, 2024, 2023 and 2022.

	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
(actual amounts, not in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested shares, beginning balance	479,480	$19.33	438,237	$20.87	408,800	$20.07
Granted	163,950	13.90	175,680	16.79	169,357	23.26
Vested	(171,080)	19.00	(134,437)	20.96	(139,920)	21.38
Forfeited	(12,745)	17.63	—	—	—	—
Nonvested shares, ending balance	459,605	$17.55	479,480	$19.33	438,237	$20.87
The fair value of RSU awards that vested during 2024, 2023 and 2022 was $2,916, $2,509 and $3,889, respectively. Total compensation costs, including director compensation, recorded for the RSUs were $2,509, $3,111 and $3,357 for the years ended December 31, 2024, 2023 and 2022, respectively. The tax benefit related to vesting of RSUs totaled $2 and $385 for the years ended December 31, 2024 and 2022, respectively. The tax expense related to vesting of RSUs totaled $5 for the year ended December 31, 2023. As of December 31, 2024, there was $3,458 of unrecognized compensation cost related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized was approximately 1.5 years.

Note 14. 401(k) Retirement Plan and Employee Stock Ownership Plan

The Company has a combined defined contribution plan and employee stock ownership plan covering substantially all of its employees. Matching and discretionary contributions are determined annually by the Board. The Company matched 100 percent of the first six percent of employee deferrals and made an annual discretionary contribution of two percent of eligible employee compensation for the years ended December 31, 2024 and 2023, and four percent of eligible employee compensation for the year ended December 31, 2022. Total matching and discretionary contribution expense for the years ended December 31, 2024, 2023 and 2022, totaled $1,273, $1,207 and $1,395, respectively.

As of December 31, 2024 and 2023, the plan held 326,523 and 324,569 shares, respectively, of the Company’s common stock. These shares are included in the computation of earnings per share. Dividends on shares held in the plan may be reinvested in Company common stock or paid in cash to the participants, at the election of the participants.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 15. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2024, 2023 and 2022.

		Unrealized	Accumulated
	Unrealized	Gains	Other
	Gains (Losses)	(Losses) on	Comprehensive
	on Securities	Derivatives	Income (Loss)
Balance, December 31, 2021	$(5,021)	$(5,616)	$(10,637)
Other comprehensive income (loss) before reclassifications	(98,637)	17,739	(80,898)
Amounts reclassified from accumulated other
comprehensive income	(22)	86	64
Net current period other comprehensive income (loss)	(98,659)	17,825	(80,834)
Balance, December 31, 2022	(103,680)	12,209	(91,471)
Other comprehensive income before reclassifications	12,158	3,221	15,379
Amounts reclassified from accumulated other
comprehensive income	289	(7,720)	(7,431)
Net current period other comprehensive income (loss)	12,447	(4,499)	7,948
Balance, December 31, 2023	(91,233)	7,710	(83,523)
Other comprehensive income (loss) before reclassifications	(6,167)	7,373	1,206
Amounts reclassified from accumulated other
comprehensive income	836	(7,876)	(7,040)
Net current period other comprehensive loss	(5,331)	(503)	(5,834)
Balance, December 31, 2024	$(96,564)	$7,207	$(89,357)

Note 16. Regulatory Capital Requirements

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory requirements. The Company’s and West Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2024.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company’s and West Bank’s capital ratios are presented in the following table as of December 31, 2024 and 2023.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Total Capital (to Risk-Weighted Assets)
Consolidated	$429,208	12.11%	$283,628	8.00%	$372,261	10.50%	$354,535	10.00%
West Bank	455,572	12.86%	283,468	8.00%	372,051	10.50%	354,335	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	337,232	9.51%	212,721	6.00%	301,354	8.50%	283,628	8.00%
West Bank	423,596	11.95%	212,601	6.00%	301,184	8.50%	283,468	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	317,232	8.95%	159,541	4.50%	248,174	7.00%	230,447	6.50%
West Bank	423,596	11.95%	159,451	4.50%	248,034	7.00%	230,317	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	337,232	7.93%	170,113	4.00%	170,113	4.00%	212,641	5.00%
West Bank	423,596	9.97%	170,029	4.00%	170,029	4.00%	212,537	5.00%

As of December 31, 2023:
Total Capital (to Risk-Weighted Assets)
Consolidated	$419,452	11.88%	$282,508	8.00%	$370,791	10.50%	$353,135	10.00%
West Bank	450,444	12.76%	282,307	8.00%	370,527	10.50%	352,883	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	328,566	9.30%	211,881	6.00%	300,164	8.50%	282,508	8.00%
West Bank	419,558	11.89%	211,730	6.00%	299,951	8.50%	282,307	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	308,566	8.74%	158,911	4.50%	247,194	7.00%	229,537	6.50%
West Bank	419,558	11.89%	158,797	4.50%	247,018	7.00%	229,374	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	328,566	8.50%	154,628	4.00%	154,628	4.00%	193,285	5.00%
West Bank	419,558	10.86%	154,571	4.00%	154,571	4.00%	193,213	5.00%
The Company and West Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At December 31, 2024, the capital ratios for the Company and West Bank were sufficient to meet the capital conservation buffer.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company’s tangible common equity ratio was 5.68 percent and 5.88 percent at December 31, 2024 and 2023, respectively. The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2024 and 2023, the Company had no intangible assets or preferred stock.

Note 17. Commitments and Contingencies

Financial instruments with off-balance sheet risk:  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance sheet instruments. Commitments to lend are subject to borrowers’ continuing compliance with existing credit agreements. The Company’s commitments consisted of the following amounts as of December 31, 2024 and 2023.

	2024	2023
Commitments to fund real estate construction loans	$180,986	$385,846
Other commitments to extend credit	598,510	641,554
Standby letters of credit	10,734	15,972
	$790,230	$1,043,372

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally expire within one year. Commitments to extend credit of approximately $112,526 at December 31, 2024, had terms expiring beyond one year. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, equipment, and residential and commercial real estate.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and generally expire within one year. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances the Company deems necessary. In the event the customer does not perform in accordance with the terms of the third-party agreement, West Bank would be required to fund the commitment. The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above. If the commitment is funded, West Bank would be entitled to seek recovery from the customer. At December 31, 2024 and 2023, no amounts have been recorded as liabilities for West Bank’s potential obligations under these guarantees.

West Bank previously executed MPF Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The term of the most recent Commitment was through January 16, 2015 and was not renewed. The outstanding balance of mortgage loans sold under the MPF Program was $17,032 and $20,159 at December 31, 2024 and 2023, respectively.

The Company had commitments to invest in qualified affordable housing projects totaling $861 and $1,649 as of December 31, 2024 and 2023, respectively.

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

The Company’s policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during 2024 or 2023.

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

Management obtains the fair value of securities at the end of each reporting period via a third-party pricing service. Management reviewed the valuation process used by the third party and believed the process was valid as of December 31, 2024. On a quarterly basis, management corroborates the fair values of the portfolio by obtaining pricing from an independent financial market data vendor and compares the two sets of fair values. Any significant variances are reviewed and investigated. For a sample of securities, the fair values are further validated by management, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and the securities were properly classified in the fair value hierarchy.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of December 31, 2024 and 2023.

	2024
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$174,145	$—	$174,145	$—
Collateralized mortgage obligations	219,264	—	219,264	—
Mortgage-backed securities	119,819	—	119,819	—
Collateralized loan obligations	18,965	—	18,965	—
Corporate notes	12,372	—	12,372	—
Derivative instruments, interest rate swaps	24,181	—	24,181	—

Financial liabilities:
Derivative instruments, interest rate swaps	$14,554	$—	$14,554	$—

	2023
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$193,005	$—	$193,005	$—
Collateralized mortgage obligations	249,933	—	249,933	—
Mortgage-backed securities	131,838	—	131,838	—
Collateralized loan obligations	37,536	—	37,536	—
Corporate notes	11,607	—	11,607	—
Derivative instruments, interest rate swaps	25,427	—	25,427	—

Financial liabilities:
Derivative instruments, interest rate swaps	$15,102	$—	$15,102	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Individually evaluated loans that are deemed to have impairment are classified within Level 3 of the fair value hierarchy and are recorded at fair value, which is based on the value of the collateral securing these loans. As of both December 31, 2024 and 2023, there were no individually evaluated loans with a fair value adjustment.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of December 31, 2024 and 2023.

	December 31, 2024
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$28,750	$28,750	$28,750	$—	$—
Interest-bearing deposits	214,728	214,728	214,728	—	—
Securities available for sale	544,565	544,565	—	544,565	—
Federal Home Loan Bank stock	15,129	15,129	—	15,129	—
Loans, net	2,974,428	2,905,574	—	2,905,574	—
Accrued interest receivable	12,825	12,825	12,825	—	—
Interest rate swaps	24,181	24,181	—	24,181	—
Financial liabilities:
Deposits	$3,357,596	$3,357,219	$—	$3,357,219	$—
Federal funds purchased and other short-term borrowings	—	—	—	—	—
Subordinated notes, net	79,893	68,522	—	68,522	—
Federal Home Loan Bank advances	270,000	270,000	—	270,000	—
Long-term debt	42,736	42,736	—	42,736	—
Accrued interest payable	8,396	8,396	8,396	—	—
Interest rate swaps	14,554	14,554	—	14,554	—

	December 31, 2023
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$33,245	$33,245	$33,245	$—	$—
Interest-bearing deposits	32,112	32,112	32,112	—	—
Securities available for sale	623,919	623,919	—	623,919	—
Federal Home Loan Bank stock	22,957	22,957	—	22,957	—
Loans, net	2,899,193	2,813,188	—	2,813,188	—
Accrued interest receivable	13,581	13,581	13,581	—	—
Interest rate swaps	25,427	25,427	—	25,427	—
Financial liabilities:
Deposits	$2,973,779	$2,971,562	$—	$2,971,562	$—
Federal funds purchased and other short-term borrowings	150,270	150,270	150,270	—	—
Subordinated notes, net	79,631	65,039	—	65,039	—
Federal Home Loan Bank advances	315,000	315,000	—	315,000	—
Long-term debt	47,736	47,736	—	47,736	—
Accrued interest payable	6,688	6,688	6,688	—	—
Interest rate swaps	15,102	15,102	—	15,102	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 19. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2024 and 2023
	2024	2023
ASSETS
Cash	$4,133	$5,095
Investment in West Bank	333,679	335,422
Investment in West Bancorporation Capital Trust I	619	619
Other assets	1,598	1,210
Total assets	$340,029	$342,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities	$1,011	$1,422
Subordinated notes, net	79,893	79,631
Long-term debt	31,250	36,250
Total liabilities	112,154	117,303
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	3,000	3,000
Additional paid-in capital	35,619	34,197
Retained earnings	278,613	271,369
Accumulated other comprehensive loss	(89,357)	(83,523)
Total stockholders’ equity	227,875	225,043
Total liabilities and stockholders’ equity	$340,029	$342,346

Statements of Income
Years Ended December 31, 2024, 2023 and 2022
	2024	2023	2022
Operating income:
Equity in net income of West Bank	$29,614	$30,055	$50,185
Equity in net income of West Bancorporation Capital Trust I	53	52	30
Total operating income	29,667	30,107	50,215
Operating expenses:
Interest on subordinated notes	4,431	4,442	2,867
Interest on long-term debt	2,313	2,695	1,565
Other expenses	613	657	576
Total operating expenses	7,357	7,794	5,008
Income before income taxes	22,310	22,313	45,207
Income tax benefit	(1,740)	(1,824)	(1,192)
Net income	$24,050	$24,137	$46,399

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022
	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$24,050	$24,137	$46,399
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net income of West Bank	(29,614)	(30,055)	(50,185)
Equity in net income of West Bancorporation Capital Trust I	(53)	(52)	(30)
Dividends received from West Bank	27,000	25,200	21,000
Dividends received from West Bancorporation Capital Trust I	53	52	30
Amortization	262	262	148
Deferred income taxes	—	1	(8)
Change in assets and liabilities:
(Increase) decrease in other assets	(778)	189	(116)
Increase (decrease) in accrued expenses and other liabilities	(76)	4	440
Net cash provided by operating activities	20,844	19,738	17,678
Cash Flows from Investing Activities:
Capital contribution to West Bank	—	—	(58,650)
Net cash used in investing activities	—	—	(58,650)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	58,756
Principal payments on long-term debt	(5,000)	(3,750)	—
Common stock cash dividends	(16,806)	(16,704)	(16,619)
Net cash provided by (used in) financing activities	(21,806)	(20,454)	42,137
Net increase (decrease) in cash	(962)	(716)	1,165
Cash:
Beginning	5,095	5,811	4,646
Ending	$4,133	$5,095	$5,811

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2024 based on the specified criteria.

The Company’s independent registered public accounting firm, which audited the consolidated financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024 that appears in Item 8 of this Form 10-K and is incorporated into this item by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

West Bancorporation, Inc. and Subsidiary

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

West Bancorporation, Inc. and Subsidiary

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for directors and executive officers as required pursuant to Item 401 and item 405(a) of Regulation S-K can be found under the captions “Proposal 1. Election of Directors” and “Governance and Board of Directors—Executive Officers of the Company” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 4, 2025, and is incorporated herein by reference.

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

Stockholder Recommendations for Nominees to the Board of Directors

The information required pursuant to Item 407(c)(3) of Regulation S-K can be found under the caption “General Matters—2026 Stockholder Proposals” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 4, 2025, and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required pursuant to Item 402, Item 407(e)(4) and Item 407(e)(5) of Regulation S-K can be found under the captions “Governance and Board of Directors—Director Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 4, 2025, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Effective as of the 2021 annual meeting of stockholders, the West Bancorporation, Inc. 2021 Equity Incentive Plan (2021 Plan) was adopted by the Board of Directors and approved by our stockholders. The 2021 Plan was amended at the April 2024 annual stockholders’ meeting, upon which the Company obtained shareholder approval to increase the number of shares of common stock authorized for issuance under the 2021 Plan by 550,000 shares, from 625,000 to 1,175,000 shares. The prior 2017 Equity Incentive Plan (2017 Plan) was frozen with respect to future grants upon approval of the 2021 Plan. At the time the 2017 Plan was frozen, 196,535 shares had not been issued under the original authorization for that plan. Awards outstanding under the 2017 Plan will remain subject to the 2017 Plan as long as they remain outstanding. Under the terms of the 2021 Plan, as amended, the Company may grant a total of 1,175,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. All employees and directors of the Company and its subsidiary are eligible to become participants in the 2021 Plan. Additional information regarding our equity incentive plans is presented in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The following table sets forth information regarding outstanding restricted stock units and shares available for future issuance under these plans as of December 31, 2024.

West Bancorporation, Inc. and Subsidiary

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	459,605	—	665,758	`(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	459,605	—	665,758
(1)Includes the West Bancorporation, Inc. 2017 Equity Incentive Plan approved by stockholders on April 27, 2017, and the West Bancorporation, Inc. 2021 Equity Incentive Plan, as amended, approved by stockholders on April 25, 2024.
(2)Reflects the number of shares available for issuance under the West Bancorporation, Inc. 2021 Equity Incentive Plan as stock awards.

The information required pursuant to Item 403 of Regulation S-K can be found under the captions “Governance and Board of Directors—Security Ownership of Certain Beneficial Owners and Executive Officers,” “Governance and Board of Directors—Other Beneficial Owners” and “Governance and Board of Directors—Changes in Control” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 4, 2025, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found under the captions “General Matters—Certain Relationships and Related Transactions” and “Governance and Board of Directors” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 4, 2025, and is incorporated herein by reference.

West Bancorporation, Inc. and Subsidiary

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required pursuant to Item 9(e) of Schedule 14A can be found under the caption “Proposal 3. Ratify the Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 4, 2025, and is incorporated herein by reference. The PCAOB ID Number for our Independent Registered Public Accounting Firm is 49.

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

4.4	Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2032 (incorporated herein by reference to Exhibit 4.3 filed with the Form 8-K on June 14, 2022)
10.1*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and David D. Nelson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on July 25, 2012)
10.2*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on July 25, 2012)
10.3*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Harlee N. Olafson (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on July 25, 2012)
10.4*	Employment Agreement dated April 29, 2021 between West Bancorporation, Inc. and Bradley P. Peters (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on April 30, 2021)
10.5*	Employment Agreement dated May 27, 2021 between West Bancorporation, Inc. and Jane M. Funk (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on May 27, 2021)
10.6*	West Bancorporation, Inc. Deferred Compensation Plan (as Amended and Restated November 20, 2024)
10.7*	West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 10.20 filed with the Form 10-K on March 6, 2014)

West Bancorporation, Inc. and Subsidiary

10.8*
Amendment No. 1 to West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, Effective January 1, 2015 (incorporated herein by reference to Exhibit 10.1 filed with the Form 10-Q/A on August 11, 2020)

10.9*
Amendment No. 2 to West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, Effective January 1, 2016 (incorporated herein by reference to Exhibit 10.2 filed with the Form 10-Q/A on August 11, 2020)

10.10*
Amendment No. 3 to West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, Effective January 1, 2018 (incorporated herein by reference to Exhibit 10.3 filed with the Form 10-Q/A on August 11, 2020)

10.11*
Interim Amendment to West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, Effective April 1, 2018 (incorporated herein by reference to Exhibit 10.4 filed with the Form 10-Q/A on August 11, 2020)

10.12*	West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit A of the definitive proxy statement on Schedule 14A filed on March 1, 2017)
10.13*	Form of Restricted Stock Unit Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.2 filed with the Form S-8 on April 28, 2017)
10.14*	Form of Restricted Stock Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 filed with the Form S-8 on April 28, 2017)
10.15*
Form of Nonqualified Stock Option Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 filed with the Form S-8 on April 28, 2017)

10.16*
Form of Incentive Stock Option Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.5 filed with the Form S-8 on April 28, 2017)

10.17*
Form of Stock Appreciation Right Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 filed with the Form S-8 on April 28, 2017)

10.18*
Form of Restricted Stock Unit Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed with the Form 10-K on March 1, 2021)

10.19*
Form of Performance Based Restricted Stock Unit Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed with the Form 10-K on March 1, 2021)

10.20	Amended and Restated Lease Agreement Dated February 20, 2018 (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 1, 2018)
10.21*
West Bancorporation Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 1, 2021)

10.22*
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
10.27*
First Amendment of the West Bancorporation, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities Exchange Commission on March 5, 2024)

10.28
Credit Agreement, dated as of December 15, 2021, by and between West Bancorporation, Inc. and National Exchange Bank & Trust (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on June 6, 2022)

10.29
Promissory Note, dated as of December 15, 2021, made by West Bancorporation, Inc., to and in favor of National Exchange Bank & Trust (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on June 6, 2022)

West Bancorporation, Inc. and Subsidiary

10.30
Commercial Pledge Agreement, dated as of December 15, 2021, by and between West Bancorporation, Inc. and National Exchange Bank & Trust (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on June 6, 2022)

19	Insider Trading Policy
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	West Bancorporation, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101)
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

WEST BANCORPORATION, INC.
(Registrant)

February 20, 2025	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 20, 2025	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

February 20, 2025	By:	/s/ Jane M. Funk
Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

BOARD OF DIRECTORS

February 20, 2025	By:	/s/ George D. Milligan
George D. Milligan
Chairman of the Board

February 20, 2025	By:	/s/ Lisa J. Elming
Lisa J. Elming

February 20, 2025	By:	/s/ Steven K. Gaer
Steven K. Gaer

February 20, 2025	By:	/s/ Douglas R. Gulling
Douglas R. Gulling

West Bancorporation, Inc. and Subsidiary

February 20, 2025	By:	/s/ Sean P. McMurray
Sean P. McMurray

February 20, 2025	By:	/s/ James W. Noyce
James W. Noyce

February 20, 2025	By:	/s/ Rosemary Parson
Rosemary Parson

February 20, 2025	By:	/s/ Steven T. Schuler
Steven T. Schuler

February 20, 2025	By:	/s/ Therese M. Vaughan
Therese M. Vaughan

February 20, 2025	By:	/s/ Philip Jason Worth
Philip Jason Worth