Form 10-Q
period 2025-03-31
WEST BANCORPORATION INC
filed 2025-04-24
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

Yes  ☐                      No  ☒

As of April 23, 2025, there were 16,923,280 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$39,253	$28,750
Interest-bearing deposits	171,357	214,728
Cash and cash equivalents	210,610	243,478
Securities available for sale, at fair value	546,619	544,565
Federal Home Loan Bank stock, at cost	15,216	15,129
Loans	3,016,471	3,004,860
Allowance for credit losses	(30,526)	(30,432)
Loans, net	2,985,945	2,974,428
Premises and equipment, net	110,270	109,985
Accrued interest receivable	13,141	12,825
Bank-owned life insurance	45,272	44,990
Deferred tax assets, net	29,833	33,202
Other assets	29,763	36,389
Total assets	$3,986,669	$4,014,991

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$519,771	$541,053
Interest-bearing demand	517,409	543,855
Savings and money market	1,633,612	1,643,891
Time	653,726	628,797
Total deposits	3,324,518	3,357,596
Subordinated notes, net	79,959	79,893
Federal Home Loan Bank advances	270,000	270,000
Long-term debt	41,486	42,736
Accrued expenses and other liabilities	32,833	36,891
Total liabilities	3,748,796	3,787,116
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,923,280 and 16,832,632 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,000	3,000
Additional paid-in capital	35,072	35,619
Retained earnings	282,247	278,613
Accumulated other comprehensive loss	(82,446)	(89,357)
Total stockholders' equity	237,873	227,875
Total liabilities and stockholders' equity	$3,986,669	$4,014,991

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Interest income:
Loans, including fees	$40,988	$40,196
Securities:
Taxable	2,788	3,416
Tax-exempt	743	810
Interest-bearing deposits	1,617	148
Total interest income	46,136	44,570
Interest expense:
Deposits	21,423	21,559
Federal funds purchased and other short-term borrowings	—	2,183
Subordinated notes	1,105	1,108
Federal Home Loan Bank advances	2,235	2,325
Long-term debt	518	645
Total interest expense	25,281	27,820
Net interest income	20,855	16,750
Credit loss expense (benefit)	—	—
Net interest income after credit loss expense	20,855	16,750
Noninterest income:
Service charges on deposit accounts	471	460
Debit card usage fees	446	458
Trust services	777	776
Increase in cash value of bank-owned life insurance	282	274
Other income	267	331
Total noninterest income	2,243	2,299
Noninterest expense:
Salaries and employee benefits	7,004	6,489
Occupancy and equipment	1,963	1,447
Data processing	617	714
Technology and software	786	700
FDIC insurance	587	519
Professional fees	308	257
Director fees	206	199
Other expenses	1,592	1,543
Total noninterest expense	13,063	11,868
Income before income taxes	10,035	7,181
Income taxes	2,193	1,372
Net income	$7,842	$5,809

Basic earnings per common share	$0.47	$0.35
Diluted earnings per common share	$0.46	$0.35

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$7,842	$5,809
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	12,907	(7,758)
Income tax (expense) benefit	(3,195)	1,910
Other comprehensive income (loss) on securities	9,712	(5,848)
Unrealized gains on derivatives:
Unrealized holding gains (losses) arising during the period	(2,314)	7,489
Plus: reclassification adjustment for net gains realized in net income	(1,404)	(2,915)
Income tax (expense) benefit	917	(1,129)
Other comprehensive income (loss) on derivatives	(2,801)	3,445
Total other comprehensive income (loss)	6,911	(2,403)
Comprehensive income	$14,753	$3,406

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2025
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2024	$—	16,832,632	$3,000	$35,619	$278,613	$(89,357)	$227,875
Net income	—	—	—	—	7,842	—	7,842
Other comprehensive income, net of tax	—	—	—	—	—	6,911	6,911
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,208)	—	(4,208)
Stock-based compensation costs	—	—	—	585	—	—	585
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	90,648	—	(1,132)	—	—	(1,132)
Balance, March 31, 2025	$—	16,923,280	$3,000	$35,072	$282,247	$(82,446)	$237,873

	Three Months Ended March 31, 2024
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2023	$—	16,725,094	$3,000	$34,197	$271,369	$(83,523)	$225,043
Net income	—	—	—	—	5,809	—	5,809
Other comprehensive loss, net of tax	—	—	—	—	—	(2,403)	(2,403)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,181)	—	(4,181)
Stock-based compensation costs	—	—	—	575	—	—	575
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	88,858	—	(1,087)	—	—	(1,087)
Balance, March 31, 2024	$—	16,813,952	$3,000	$33,685	$272,997	$(85,926)	$223,756

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$7,842	$5,809
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	771	797
Stock-based compensation	585	575
Increase in cash value of bank-owned life insurance	(282)	(274)
Depreciation	1,104	525
Provision for deferred income taxes	1,092	532
Change in assets and liabilities:
Increase in accrued interest receivable	(316)	(1,689)
Decrease in other assets	1,195	262
Decrease in accrued expenses and other liabilities	(2,242)	(416)
Net cash provided by operating activities	9,749	6,121
Cash Flows from Investing Activities:
Proceeds from principal paydowns, maturities and calls of securities available for sale	10,147	9,695
Purchases of Federal Home Loan Bank stock	(113)	(34,193)
Proceeds from redemption of Federal Home Loan Bank stock	26	30,969
Net increase in loans	(11,517)	(52,567)
Purchases of premises and equipment	(1,492)	(10,328)
Net cash used in investing activities	(2,949)	(56,424)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(33,078)	91,251
Net increase in federal funds purchased and other short-term borrowings	—	48,230
Principal payments on long-term debt	(1,250)	(1,250)
Common stock dividends paid	(4,208)	(4,181)
Restricted stock units withheld for payroll taxes	(1,132)	(1,087)
Net cash provided by (used in) financing activities	(39,668)	132,963
Net increase (decrease) in cash and cash equivalents	(32,868)	82,660
Cash and Cash Equivalents:
Beginning	243,478	65,357
Ending	$210,610	$148,017

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$24,910	$25,588
Income taxes	—	—
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of March 31, 2025 and December 31, 2024, and net income, comprehensive income (loss), changes in stockholders' equity and cash flows for the three months ended March 31, 2025 and 2024. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

As a community-oriented financial institution, substantially all of West Bank's operations involve the delivery of loan and deposit products to customers. The chief operating decision maker makes operating decisions and assesses performance based on an ongoing review of the community banking activities, which constitutes the Company's only operating segment for financial reporting purposes. The Company's single segment is managed on a consolidated basis by the chief operating decision maker, which is the Company's chief executive officer.

The accounting policies of this segment are the same as those described in the Company's annual report on Form 10-K, filed with the SEC on February 20, 2025. Refer to Note 1 in the Company's annual report on Form 10-K for additional information. The chief operating decision maker assesses performance of the segment and determines the allocation of resources based on consolidated net income, which is reported in the Consolidated Statements of Income. Consolidated net income is used in deciding where to deploy capital and to monitor budget vs. actual results. It is also used in benchmarking performance measures to Company peers for compensation related analysis. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.

Current accounting developments:  In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards CodificationTM.. The amendments in the ASU are expected to clarify or improve disclosure presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. These amendments have not had an impact to the Company as of March 31, 2025.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table and income taxes paid to be disaggregated by jurisdiction. It also includes certain amendments to improve the effectiveness of income tax disclosures. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted this guidance effected January 1, 2025 and will provide the required disclosures in the Company's 2025 filings.
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
2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three months ended March 31, 2025 and 2024 are presented in the following table.

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net income	$7,842	$5,809

Weighted average common shares outstanding	16,840	16,732
Weighted average effect of restricted stock units outstanding	228	54
Diluted weighted average common shares outstanding	17,068	16,786

Basic earnings per common share	$0.47	$0.35
Diluted earnings per common share	$0.46	$0.35
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	161	464

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$215,363	$—	$(42,470)	$172,893
Collateralized mortgage obligations (1)	273,076	—	(49,317)	223,759
Mortgage-backed securities (1)	143,119	—	(22,984)	120,135
Collateralized loan obligations	17,209	7	—	17,216
Corporate notes	13,750	—	(1,134)	12,616
	$662,517	$7	$(115,905)	$546,619

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$215,942	$—	$(41,797)	$174,145
Collateralized mortgage obligations (1)	278,754	—	(59,490)	219,264
Mortgage-backed securities (1)	145,992	—	(26,173)	119,819
Collateralized loan obligations	18,932	33	—	18,965
Corporate notes	13,750	—	(1,378)	12,372
	$673,370	$33	$(128,838)	$544,565
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with a total amortized cost of approximately $564,327 and $572,491 as of March 31, 2025 and December 31, 2024, respectively, were pledged to secure access to Federal Home Loan Bank (FHLB) advances and Federal Reserve credit programs, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of March 31, 2025, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	March 31, 2025
	Amortized Cost	Fair Value
Due after five years through ten years	$55,077	$50,865
Due after ten years	191,245	151,860
	246,322	202,725
Collateralized mortgage obligations and mortgage-backed securities	416,195	343,894
	$662,517	$546,619

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

There were no sales of securities available for sale during the three months ended March 31, 2025 and 2024.

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$1,241	$(45)	1	$171,642	$(42,425)	96	$172,883	$(42,470)
Collateralized mortgage
obligations	—	—	—	223,759	(49,317)	69	223,759	(49,317)
Mortgage-backed securities	—	—	—	119,600	(22,984)	25	119,600	(22,984)
Corporate notes	—	—	—	12,616	(1,134)	8	12,616	(1,134)
	$1,241	$(45)	1	$527,617	$(115,860)	198	$528,858	$(115,905)

	December 31, 2024
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$4,485	$(271)	7	$169,650	$(41,526)	90	$174,135	$(41,797)
Collateralized mortgage
obligations	—	—	—	219,264	(59,490)	69	219,264	(59,490)
Mortgage-backed securities	610	(3)	1	119,209	(26,170)	25	119,819	(26,173)
Corporate notes	—	—	—	12,372	(1,378)	8	12,372	(1,378)
	$5,095	$(274)	8	$520,495	$(128,564)	192	$525,590	$(128,838)

If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of March 31, 2025 and December 31, 2024, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of March 31, 2025 and December 31, 2024, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the "Accrued interest receivable" line of the Consolidated Balance Sheets. Interest receivable on securities was $2,911 and $2,842 as of March 31, 2025 and December 31, 2024, respectively, and was excluded from the measurement of credit losses.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Commercial	$531,267	$514,232
Real estate:
Construction, land and land development	451,230	508,147
1-4 family residential first mortgages	86,292	87,858
Home equity	21,961	19,294
Commercial	1,909,330	1,861,195
Consumer and other	19,323	17,287
	3,019,403	3,008,013
Net unamortized fees and costs	(2,932)	(3,153)
	$3,016,471	$3,004,860

Real estate loans of approximately $1,490,000 and $1,470,000 were pledged as security for FHLB advances as of March 31, 2025 and December 31, 2024, respectively.

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

Allowance for Credit Losses for Loans

The following tables detail the changes in the allowance for credit losses (ACL) by loan segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,489	$4,354	$650	$200	$19,544	$195	$30,432
Charge-offs	—	—	—	—	—	—	—
Recoveries	7	2	73	12	—	—	94
Provision for credit loss expense(1)	350	(462)	(88)	8	157	35	—
Ending balance	$5,846	$3,894	$635	$220	$19,701	$230	$30,526

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

The following tables present a breakdown of the ACL by segment, disaggregated based on the evaluation method as of March 31, 2025 and December 31, 2024.

	March 31, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,846	3,894	635	220	19,701	230	30,526
Total	$5,846	$3,894	$635	$220	$19,701	$230	$30,526

	December 31, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,489	4,354	650	200	19,544	195	30,432
Total	$5,489	$4,354	$650	$200	$19,544	$195	$30,432

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of March 31, 2025 and December 31, 2024.

	March 31, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$181	$—	$—	$—	$—	$—	$181
Collectively evaluated for credit losses	531,086	451,230	86,292	21,961	1,909,330	19,323	3,019,222
Total	$531,267	$451,230	$86,292	$21,961	$1,909,330	$19,323	$3,019,403

	December 31, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$133	$—	$—	$—	$133
Collectively evaluated for credit losses	514,232	508,147	87,725	19,294	1,861,195	17,287	3,007,880
Total	$514,232	$508,147	$87,858	$19,294	$1,861,195	$17,287	$3,008,013

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

Accrued interest on loans of $10,004 and $9,835 at March 31, 2025 and December 31, 2024, respectively, was included in the "Accrued interest receivable" line of the Consolidated Balance Sheets and was excluded from the measurement of credit losses.

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

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Commercial	$181	$—	$181	$—	$—	$—
Real estate:
Construction, land and land
development	—	—	—	—	—	—
1-4 family residential first
mortgages	—	133	—	133	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$181	$133	$181	$133	$—	$—

There was $15 and $0 of interest income recognized on loans that were on nonaccrual for the three months ended March 31, 2025 and March 31, 2024, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the delinquency status of the amortized cost of loans as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$181	$—	$181	$531,086	$531,267
Real estate:
Construction, land and
land development	—	—	—	—	451,230	451,230
1-4 family residential
first mortgages	—	—	—	—	86,292	86,292
Home equity	—	—	—	—	21,961	21,961
Commercial	—	—	—	—	1,909,330	1,909,330
Consumer and other	—	—	—	—	19,323	19,323
Total	$—	$181	$—	$181	$3,019,222	$3,019,403

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$514,232	$514,232
Real estate:
Construction, land and
land development	—	—	—	—	508,147	508,147
1-4 family residential
first mortgages	—	—	—	—	87,858	87,858
Home equity	—	—	—	—	19,294	19,294
Commercial	—	—	—	—	1,861,195	1,861,195
Consumer and other	—	—	—	—	17,287	17,287
Total	$—	$—	$—	$—	$3,008,013	$3,008,013

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Loan Restructurings Made to Borrowers Experiencing Financial Difficulty

As of March 31, 2025 and December 31, 2024, the Company had no loan restructurings made to borrowers experiencing financial difficulty. There were no loan restructurings made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the three months ended March 31, 2025 and 2024. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross write-off by loan segment and origination year, based on the analysis performed as of March 31, 2025 and December 31, 2024.

	Term Loans by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial
Pass	$62,260	$83,230	$77,619	$69,155	$32,564	$56,194	$142,073	$523,095
Watch	—	4,205	—	2,707	224	53	802	7,991
Substandard	—	—	—	181	—	—	—	181
Doubtful	—	—	—	—	—	—	—	—
Total	$62,260	$87,435	$77,619	$72,043	$32,788	$56,247	$142,875	$531,267
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development
Pass	$21,435	$137,573	$134,583	$74,000	$3,531	$782	$79,326	$451,230
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$21,435	$137,573	$134,583	$74,000	$3,531	$782	$79,326	$451,230
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$4,595	$12,288	$24,232	$17,532	$14,449	$10,802	$2,394	$86,292
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$4,595	$12,288	$24,232	$17,532	$14,449	$10,802	$2,394	$86,292
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$—	$342	$2,703	$143	$426	$29	$18,318	$21,961
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$342	$2,703	$143	$426	$29	$18,318	$21,961
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$75,194	$242,196	$149,963	$472,468	$425,885	$509,777	$33,847	$1,909,330
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$75,194	$242,196	$149,963	$472,468	$425,885	$509,777	$33,847	$1,909,330
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$1,272	$7,918	$544	$83	$185	$414	$8,907	$19,323
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,272	$7,918	$544	$83	$185	$414	$8,907	$19,323
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

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

The following table presents the amortized cost basis of collateral dependent loans, by primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Commercial	$—	$181	$—	$181	$—
Total	$—	$181	$—	$181	$—

	As of December 31, 2024
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$133	$—	$—	$133	$—
Total	$133	$—	$—	$133	$—

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company's allowance for credit losses for unfunded commitments was $1,544 as of March 31, 2025 and December 31, 2024. The allowance for credit losses for off-balance-sheet credit exposures is presented in the "Accrued expenses and other liabilities" line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance-sheet credit exposures is reflected in the "Credit loss expense" line of the Consolidated Statements of Income. There was no provision for credit losses for off-balance-sheet credit exposures during the three months ended March 31, 2025 and 2024.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $420,000 at both March 31, 2025 and December 31, 2024. As of March 31, 2025, the Company had swaps with a total notional amount of $270,000 that hedge the interest payments of rolling one-month funding consisting of FHLB advances or brokered deposits. Also, as of March 31, 2025, the Company had swaps with a total notional amount of $40,000 that effectively convert variable-rate long-term debt to fixed-rate debt and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Cash Flow Hedges:
Gross notional amount	$420,000	$420,000
Fair value in other assets	6,431	9,897
Fair value in other liabilities	(521)	(270)
Weighted-average floating rate received	4.64%	4.84%
Weighted-average fixed rate paid	3.30%	3.30%
Weighted-average maturity in years	2.1	2.4

Non-Hedging Derivatives:
Gross notional amount	$285,416	$287,235
Fair value in other assets	12,318	14,284
Fair value in other liabilities	(12,318)	(14,284)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Pre-tax gain (loss) recognized in other comprehensive income	$(2,314)	$7,489
Decrease in interest expense	(1,404)	(2,915)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company estimates there will be approximately $5,645 reclassified from accumulated other comprehensive income (loss) to decrease interest expense through the 12 months ending March 31, 2026 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of March 31, 2025 and December 31, 2024, the Company pledged $0 and $30, respectively, of collateral to the counterparties in the form of cash on deposit. As of March 31, 2025 and December 31, 2024, the Company's counterparties pledged $17,730 and $24,160, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan collateral and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$7,889	$7,866
Net unrealized losses on securities available for sale	28,626	31,814
Lease liabilities	1,095	1,120
Accrued expenses	240	220
Restricted stock unit compensation	563	1,077
State net operating loss carryforward	2,114	2,042
Other	195	494
	40,722	44,633
Deferred tax liabilities:
Right-of-use assets	1,058	1,083
Deferred loan costs	229	224
Net unrealized gains on interest rate swaps	1,458	2,375
Premises and equipment	5,420	5,095
New markets tax credit loan	474	474
Other	136	138
	8,775	9,389
Net deferred tax assets before valuation allowance	31,947	35,244
Valuation allowance	(2,114)	(2,042)
Net deferred tax assets	$29,833	$33,202

The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, as management believes it is more likely than not that these carryforwards will expire without being utilized. The state net operating loss carryforwards expire in 2025 and thereafter.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2025 and 2024.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2024	$(96,564)	$7,207	$(89,357)
Other comprehensive income before reclassifications	9,718	(1,744)	7,974
Amounts reclassified from accumulated other comprehensive loss	(6)	(1,057)	(1,063)
Net current period other comprehensive income (loss)	9,712	(2,801)	6,911
Balance, March 31, 2025	$(86,852)	$4,406	$(82,446)

Balance, December 31, 2023	$(91,233)	$7,710	$(83,523)
Other comprehensive income (loss) before reclassifications	(5,842)	5,640	(202)
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	(2,195)	(2,201)
Net current period other comprehensive income (loss)	(5,848)	3,445	(2,403)
Balance, March 31, 2024	$(97,081)	$11,155	$(85,926)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following amounts as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Commitments to fund real estate construction loans	$144,343	$180,986
Other commitments to extend credit	597,280	598,510
Standby letters of credit	13,456	10,734
	$755,079	$790,230

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $16,391 and $17,032 at March 31, 2025 and December 31, 2024, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $663 and $861 as of March 31, 2025 and December 31, 2024, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2025.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$172,893	$—	$172,893	$—
Collateralized mortgage obligations	223,759	—	223,759	—
Mortgage-backed securities	120,135	—	120,135	—
Collateralized loan obligations	17,216	—	17,216	—
Corporate notes	12,616	—	12,616	—
Derivative instruments, interest rate swaps	18,749	—	18,749	—

Financial liabilities:
Derivative instruments, interest rate swaps	$12,839	$—	$12,839	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$174,145	$—	$174,145	$—
Collateralized mortgage obligations	219,264	—	219,264	—
Mortgage-backed securities	119,819	—	119,819	—
Collateralized loan obligations	18,965	—	18,965	—
Corporate notes	12,372	—	12,372	—
Derivative instruments, interest rate swaps	24,181	—	24,181	—

Financial liabilities:
Derivative instruments, interest rate swaps	$14,554	$—	$14,554	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Individually evaluated loans that are deemed to have impairment are classified within Level 3 of the fair value hierarchy and are recorded at fair value, which is based on the value of the collateral securing these loans. As of both March 31, 2025 and December 31, 2024, there were no individually evaluated loans with a fair value adjustment.

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$39,253	$39,253	$39,253	$—	$—
Interest-bearing deposits	171,357	171,357	171,357	—	—
Securities available for sale	546,619	546,619	—	546,619	—
Federal Home Loan Bank stock	15,216	15,216	—	15,216	—
Loans, net	2,985,945	2,943,393	—	2,943,393	—
Accrued interest receivable	13,141	13,141	13,141	—	—
Interest rate swaps	18,749	18,749	—	18,749	—
Financial liabilities:
Deposits	$3,324,518	$3,323,930	$—	$3,323,930	$—
Subordinated notes, net	79,959	71,001	—	71,001	—
Federal Home Loan Bank advances	270,000	270,000	—	270,000	—
Long-term debt	41,486	41,486	—	41,486	—
Accrued interest payable	8,767	8,767	8,767	—	—
Interest rate swaps	12,839	12,839	—	12,839	—

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
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, including the effects of changes in interest rates; fluctuations in the values of the securities held in our investment portfolio, including as a result of rising interest rates; competitive pressures, including from non-bank competitors such as credit unions, "fintech" companies and digital asset service providers; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards or regulatory requirements; the concentration of large deposits from certain clients, including those who have balances above current FDIC insurance limits; the imposition of domestic or foreign tariffs or other governmental policies impacting the global supply chain and the value of products produced by our commercial borrowers; changes in local, national and international economic conditions, including the level and impact of inflation, and future monetary policies of the Federal Reserve in response thereto, and possible recession; the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in recent bank failures; changes in legal and regulatory requirements, limitations and costs, including in response to the recent bank failures; changes in customers’ acceptance of the Company’s products and services; the occurrence of fraudulent activity, breaches or failures of our or our third-party partners' information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, including the ongoing Israeli-Palestinian conflict and the Russian invasion of Ukraine, widespread disease or pandemics, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their business; changes to U.S. tax laws, regulations and guidance; potential changes in federal policy and at regulatory agencies; talent and labor shortages; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the greatest effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 20, 2025. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2024.

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

	Three Months Ended March 31,
	2025	2024
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$20,855	$16,750
Tax-equivalent adjustment (1)	66	82
Net interest income on a FTE basis (non-GAAP)	20,921	16,832
Average interest-earning assets	3,717,441	3,595,954
Net interest margin on a FTE basis (non-GAAP)	2.28%	1.88%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$20,921	$16,832
Noninterest income	2,243	2,299
Adjustment for losses on disposal of premises and equipment, net	8	—
Adjusted income	23,172	19,131
Noninterest expense	13,063	11,868
Efficiency ratio on an adjusted and FTE basis (non-GAAP)(2)	56.37%	62.04%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three months ended March 31, 2025 are compared to the results for the same period in 2024, and the consolidated financial condition of the Company as of March 31, 2025 is compared to that as of December 31, 2024. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.

The Company conducts business from its headquarters building in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended March 31, 2025 was $7,842, or $0.46 per diluted common share, compared to $5,809, or $0.35 per diluted common share, for the three months ended March 31, 2024. The Company's annualized return on average assets and return on average equity for the three months ended March 31, 2025 were 0.81 percent and 13.84 percent, respectively, compared to 0.61 percent and 10.63 percent, respectively, for the three months ended March 31, 2024.

Net interest income for the three months ended March 31, 2025 increased $4,105, or 24.5 percent, compared to the three months ended March 31, 2024. The increase in net interest income was primarily due to increases in interest income on loans and interest-bearing deposits at other financial institutions and a decrease in interest expense on short term borrowed funds. Growth in average deposit balances provided for a reduction in average short term borrowings and an increase in average interest bearing deposits in other financial institutions. Interest expense on deposits declined slightly, as growth in deposit balances was offset by a reduction in deposit interest rates. A reduction in the interest rates on interest bearing cash deposits, short term borrowings and deposits have been driven by the Federal Reserve's 100 basis point reduction of the federal funds rate in September through December of 2024.

Noninterest income decreased $56 for the three months ended March 31, 2025 compared to the same period in 2024. Noninterest expense increased $1,195 during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to increases in salaries and employee benefits and occupancy and equipment expense.

Total loans outstanding increased $11,611, or 0.4 percent, to $3,016,471 during the first three months of 2025. The credit quality of the loan portfolio remained strong, as evidenced by the Company's ratio of nonperforming loans to total assets of 0.00 percent as of both March 31, 2025 and December 31, 2024. As of both March 31, 2025 and December 31, 2024, the allowance for credit losses was 1.01 percent of total outstanding loans. Management believed the allowance for credit losses at March 31, 2025 was adequate to absorb expected losses in the loan portfolio as of that date.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
On a quarterly basis, the Company compares three key performance metrics to those of our identified peer group. The peer group for 2025 consists of 20 Midwestern, publicly traded financial institutions, including Bank First Corporation, Bridgewater Bancshares Inc., ChoiceOne Financial Services, Inc., Civista Bancshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., HBT Financial Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. The Company is in the middle of the group in terms of asset size. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and nonperforming assets to total assets. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the three months ended March 31, 2025	As of and for the year ended December 31, 2024	As of and for the year ended December 31, 2024
Return on average equity	13.84%	10.71%	(11.08%) - 14.44%
Efficiency ratio(1)	56.37%	63.25%	46.23% - 73.19%
Nonperforming assets to total assets	0.00%	0.00%	0.01% - 0.80%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

At its meeting on April 23, 2025, the Company's Board of Directors declared a regular quarterly cash dividend of $0.25 per common share. The dividend is payable on May 21, 2025, to stockholders of record on May 7, 2025.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2025 compared with the same period in 2024.

	Three Months Ended March 31,
	2025	2024	Change	Change %
Net income	$7,842	$5,809	$2,033	35.00%
Average assets	3,944,789	3,812,199	132,590	3.48%
Average stockholders' equity	229,874	219,835	10,039	4.57%

Return on average assets	0.81%	0.61%	0.20%
Return on average equity	13.84%	10.63%	3.21%
Net interest margin (1)	2.28%	1.88%	0.40%
Efficiency ratio (1) (2)	56.37%	62.04%	(5.67)%
Dividend payout ratio	53.66%	71.59%	(17.93)%
Average equity to average assets ratio	5.83%	5.77%	0.06%

	As of March 31,
	2025	2024	Change
Nonperforming assets to total assets (2)	0.00%	0.01%	(0.01)%
Equity to assets ratio	5.97%	5.65%	0.32%
Tangible common equity ratio	5.97%	5.65%	0.32%
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

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2025	2024	Change	Change- %	2025	2024	Change	Change- %	2025	2024	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$534,533	$534,000	$533	0.10%	$8,484	$8,781	$(297)	(3.38)%	6.44%	6.61%	(0.17)%
Real estate (3)	2,462,036	2,403,536	58,500	2.43%	32,213	31,231	982	3.14%	5.31%	5.23%	0.08%
Consumer and other	19,549	12,136	7,413	61.08%	322	229	93	40.61%	6.68%	7.60%	(0.92)%
Total loans	3,016,118	2,949,672	66,446	2.25%	41,019	40,241	778	1.93%	5.52%	5.49%	0.03%

Securities:
Taxable	430,762	492,689	(61,927)	(12.57)%	2,788	3,416	(628)	(18.38)%	2.59%	2.77%	(0.18)%
Tax-exempt (3)	126,096	143,009	(16,913)	(11.83)%	778	847	(69)	(8.15)%	2.47%	2.37%	0.10%
Total securities	556,858	635,698	(78,840)	(12.40)%	3,566	4,263	(697)	(16.35)%	2.56%	2.68%	(0.12)%

Interest-bearing deposits	144,465	10,584	133,881	1,264.94%	1,617	148	1,469	992.57%	4.54%	5.64%	(1.10)%
Total interest-earning assets (3)	$3,717,441	$3,595,954	$121,487	3.38%	46,202	44,652	1,550	3.47%	5.04%	4.99%	0.05%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$535,848	$457,605	$78,243	17.10%	2,251	2,188	63	2.88%	1.70%	1.92%	(0.22)%
Savings and money market	1,601,019	1,428,609	172,410	12.07%	12,454	12,849	(395)	(3.07)%	3.15%	3.62%	(0.47)%
Time	625,414	540,824	84,590	15.64%	6,718	6,522	196	3.01%	4.36%	4.85%	(0.49)%
Total deposits	2,762,281	2,427,038	335,243	13.81%	21,423	21,559	(136)	(0.63)%	3.15%	3.57%	(0.42)%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	1	156,534	(156,533)	(100.00)%	—	2,183	(2,183)	(100.00)%	4.63%	5.61%	(0.98)%
Subordinated notes, net	79,923	79,659	264	0.33%	1,105	1,108	(3)	(0.27)%	5.61%	5.60%	0.01%
Federal Home Loan Bank
advances	270,000	315,000	(45,000)	(14.29)%	2,235	2,325	(90)	(3.87)%	3.36%	2.97%	0.39%
Long-term debt	41,944	46,967	(5,023)	(10.69)%	518	645	(127)	(19.69)%	5.01%	5.52%	(0.51)%
Total borrowed funds	391,868	598,160	(206,292)	(34.49)%	3,858	6,261	(2,403)	(38.38)%	3.99%	4.21%	(0.22)%
Total interest-bearing
liabilities	$3,154,149	$3,025,198	$128,951	4.26%	25,281	27,820	(2,539)	(9.13)%	3.25%	3.70%	(0.45)%

Net interest income (FTE) (4)					$20,921	$16,832	$4,089	24.29%
Net interest spread (FTE)									1.79%	1.29%	0.50%
Net interest margin (FTE) (4)									2.28%	1.88%	0.40%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve decreased the target federal funds interest rate by a total of 100 basis points from September through December of 2024, which impacted the comparability of the net interest margin between the three months ended March 31, 2025 and three months ended March 31, 2024. The timing and extent of additional interest rate changes by the Federal Reserve is not known at this time.

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three months ended March 31, 2025 increased by 40 basis points compared to the three months ended March 31, 2024. Tax-equivalent net interest income for the three months ended March 31, 2025 increased $4,089 when compared to the same period in 2024.

Tax-equivalent interest income on loans increased $778 for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in interest income on loans was driven primarily by an increase in the average balance of loans. The average balance of loans for the three months ended March 31, 2025 increased $66,446 compared to the three months ended March 31, 2024. The yield on the loan portfolio increased by 3 basis points for the three months ended March 31, 2025 compared to the same period in 2024. While the fixed-rate loan portfolio has benefited from higher prevailing market rates for originations and renewals compared to the roll off rates, the yield on the variable-rate loan portfolio has decreased due to reductions in the prime rate and SOFR rates driven by the reductions in the federal funds rate from September through December 2024. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans. The yield on the loan portfolio is expected to increase in flat and rising rate environments as variable-rate loans reprice at higher rates and renewals and new originations are priced at prevailing market rates, which exceed the roll-off rate of principal repayments on existing loans. In a declining rate environment, the yield on variable-rate loans will decline, however as long as market rates remain higher than the yield on the fixed-rate portfolio, renewals and originations will continue to increase the yield on the fixed-rate portfolio.

Interest income on interest-bearing deposits in other financial institutions increased $1,469 for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to the increase in the average balance of interest-bearing deposits in other financial institutions. This increase in balance sheet liquidity was driven by the growth in average deposit balances.

The average balance of deposits increased $335,243 for the three months ended March 31, 2025 compared to the same period in 2024. The rate paid on deposits decreased 42 basis points for the three months ended March 31, 2025 compared to the same period in 2024. Deposit growth included a mix of public funds and commercial and consumer deposits. The decrease in the cost of deposits was primarily driven by the reduction in the federal funds rate from September through December of 2024.

Interest expense on borrowed funds decreased $2,403 for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The average balance of borrowed funds decreased $206,292 for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The average balance of federal funds purchased and other short-term borrowings decreased $156,533 for the three months ended March 31, 2025, compared to the same period in 2024 primarily due to increases in deposits. The average balance of FHLB advances decreased by $45,000 for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease in average balances was due to the maturity of two FHLB advances with a total balance of $45,000 in the fourth quarter of 2024. One of these FHLB advances, with a balance of $25,000, was a one-month rolling advance that was hedged with a long-term interest rate swap agreement that matured.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Credit Loss Expense and the Related Allowance for Credit Losses

The credit loss expense recorded on the income statement represents a charge made to earnings to maintain an adequate allowance for credit losses. The adequacy of the allowance for credit losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for credit losses is management's estimate of expected lifetime losses in the loan portfolio as of the balance sheet date. The Company recorded no credit loss expense for loans for both the three months ended March 31, 2025 and March 31, 2024. Management believed the allowance for credit losses at March 31, 2025 was adequate to absorb expected losses in the loan portfolio as of that date.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for credit losses on loans for the three months ended March 31, 2025 and 2024 and related ratios.

	Three Months Ended March 31,
	2025	2024	Change
Balance at beginning of period	$30,432	$28,342	$2,090
Charge-offs	—	—	—
Recoveries	94	31	63
Net (charge-offs) recoveries	94	31	63
Provision for credit losses charged (credited) to operations	—	—	—
Balance at end of period	$30,526	$28,373	$2,153

Average loans outstanding	$3,016,119	$2,949,672

Ratio of annualized net (charge-offs) recoveries during the period to average
loans outstanding	0.01%	0.00%

Ratio of allowance for credit losses for loans to average loans outstanding	1.01%	0.96%

Ratio of allowance for credit losses for loans to total loans at end of period	1.01%	0.95%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended March 31,
Noninterest income:	2025	2024	Change	Change %
Service charges on deposit accounts	$471	$460	$11	2.39%
Debit card usage fees	446	458	(12)	(2.62)%
Trust services	777	776	1	0.13%
Increase in cash value of bank-owned life insurance	282	274	8	2.92%
Other income	267	331	(64)	(19.34)%
Total noninterest income	$2,243	$2,299	$(56)	(2.44)%

The decrease in other income was primarily due to a decrease in letter of credit and loan related fees during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “other expenses” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended March 31,
Noninterest expense:	2025	2024	Change	Change %
Salaries and employee benefits	$7,004	$6,489	$515	7.94%
Occupancy and equipment	1,963	1,447	516	35.66%
Data processing	617	714	(97)	(13.59)%
Technology and software	786	700	86	12.29%
FDIC insurance	587	519	68	13.10%
Professional fees	308	257	51	19.84%
Director fees	206	199	7	3.52%
Other expenses:
Insurance expense	294	192	102	53.13%
Business development	215	209	6	2.71%
Trust	202	170	32	18.82%
Consulting fees	79	61	18	29.51%
Marketing	11	36	(25)	(69.44)%
Low income housing projects amortization	151	165	(14)	(8.48)%
New markets tax credit project amortization and management fees	76	230	(154)	(66.96)%
All other	564	480	84	17.50%
Total other	1,592	1,543	49	3.18%
Total noninterest expense	$13,063	$11,868	$1,195	10.07%

Salaries and employee benefits increased for the three months ended March 31, 2025 compared to the same period in 2024 due primarily to an increase in incentive compensation related accruals. Occupancy and equipment expense increased for the three months ended March 31, 2025 compared to the three months March 31, 2024 primarily due to an increase in occupancy costs related to new bank buildings, including the Company's new headquarters building, which opened in April 2024, and the new branch building in Owatonna, Minnesota, which opened in January 2025. Insurance expense increased due to increased coverage related to these new bank buildings and general increases in insurance costs.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Technology and software expense increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to updates in information technology solutions. New market tax credit project amortization declined due to the expiration of the related tax credit.

Income Tax Expense

The Company recorded income tax expense of $2,193 (21.9 percent of pre-tax income) for the three months ended March 31, 2025, compared with $1,372 (19.1 percent of pre-tax income) for the three months ended March 31, 2024. The increase in effective tax rate was primarily due to the expiration of the new market tax credit at the end of 2024. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. Additionally, for the three months ended March 31, 2025, a tax benefit of $67 was recorded as a result of the increase in fair value of restricted stock over the vesting period. For the three months ended March 31, 2024, a tax expense of $5 was recorded as a result of the decrease in fair value of restricted stock over the vesting period. The tax rates for the first three months of 2025 and 2024 were also impacted by year-to-date tax credits of approximately $165 and $377, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $3,986,669 as of March 31, 2025, compared to total assets of $4,014,991 as of December 31, 2024. Changes in the balance sheet included increases in loans and stockholders' equity and decreases in interest-bearing cash deposits and total deposits.

Securities

Securities available for sale increased by $2,054 during the three months ended March 31, 2025. This increase was due to a decrease in unrealized losses on securities since December 31, 2024, partially offset by calls and principal paydowns on securities. Management concluded unrealized losses in the portfolio as of March 31, 2025 are the result of increases in risk-free market interest rates since the securities were purchased and are not an indication of declining credit quality. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax. The Company expects the securities portfolio as a percentage of total assets to decrease over time as the proceeds from paydowns and maturities may be used for loan growth or repayment of borrowed funds.

As of March 31, 2025, approximately 63 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management believes these securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities.

Loans and Nonperforming Assets

Loans outstanding increased $11,611 from $3,004,860 as of December 31, 2024 to $3,016,471 as of March 31, 2025. Changes in the loan portfolio during the first three months of 2025 included increases of $48,135 in commercial real estate loans and $17,035 in commercial loans and a decrease of $56,917 in construction, land and land development loans.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land and land development loans exceed 100 percent of total risk-based capital. Although the commercial real estate portfolio exceeded these regulatory guidelines as of March 31, 2025, they were within the Company's established policy limits and management believes that the Company has appropriate risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2024 was presented in the Company's Form 10-K, filed with the SEC on February 20, 2025, and the Company has not experienced any material changes to that portfolio since December 31, 2024.

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	March 31, 2025	December 31, 2024	Change
Nonaccrual loans	$181	$133	$48
Loans past due 90 days and still accruing interest	—	—	—
Loan restructurings (1)	—	—	—
Total nonperforming loans	181	133	48
Other real estate owned	—	—	—
Total nonperforming assets	$181	$133	$48

Nonperforming loans to total loans	0.01%	0.00%	0.01%
Nonperforming assets to total assets	0.00%	0.00%	0.00%
(1)While loan restructurings made to borrowers experiencing financial difficulty (loan restructurings) are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. Loan restructurings on nonaccrual status are categorized as nonaccrual. There were no loan restructurings categorized as nonaccrual as of March 31, 2025 or December 31, 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Deposits

Deposits decreased $33,078, or 1.0 percent, during the first three months of 2025. Brokered deposits increased to $335,494 at March 31, 2025, from $266,418 at December 31, 2024. Excluding brokered deposits, deposits decreased $102,154, or 3.3 percent, during the first three months of 2025. The decline in deposits was due to normal cash flow fluctuations of our core depositors. Deposit inflows and outflows can be influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers' own liquidity needs.

West Bank participates in the IntraFi® ICS and CDARS reciprocal deposit network which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. As of March 31, 2025, estimated uninsured deposits, which exclude deposits in the IntraFi® reciprocal network, brokered deposits and public funds protected by state programs, were approximately 28.0 percent of total deposits.

Borrowed Funds

The Company had $270,000 of FHLB advances outstanding at March 31, 2025, all of which are one-month rolling advances hedged with long-term interest rate swaps. The interest rate swaps that hedge the interest rates on these FHLB advances have maturity dates ranging from July 2026 through June 2029 and fixed rates ranging from 1.86 percent to 4.32 percent. This strategy of hedging short-term rolling funding provides cost effective fixed-rate wholesale funding through the maturity dates of the various interest rate swaps.

Liquidity

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $210,610 as of March 31, 2025 compared with $243,478 as of December 31, 2024.

Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers' own liquidity needs. The Company utilizes brokered deposits and other wholesale funding to supplement core deposit fluctuations and loan growth. Brokered deposits are obtained through various programs administered by IntraFi®, and through other third party brokers. At March 31, 2025, the Company had $335,494 in brokered deposits, which included fixed-rate deposits with terms through September 2026 and variable-rate deposits with terms through February 2026.

As of March 31, 2025, West Bank had additional borrowing capacity available from the FHLB of approximately $635,000, as well as approximately $119,000 through the Federal Reserve discount window and $75,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $9,749 to liquidity for the three months ended March 31, 2025. Management believed that the combination of high levels of liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity were sufficient to meet our liquidity needs as of March 31, 2025.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $663 and $861 as of March 31, 2025 and December 31, 2024, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Capital

The Company's total stockholders' equity increased to $237,873 at March 31, 2025 from $227,875 at December 31, 2024. The increase was primarily the result of retained net income and the increase in the market value of our available for sale investment portfolio. While accumulated other comprehensive losses reduce tangible common equity, they have no impact on regulatory capital. At March 31, 2025, the Company's tangible common equity as a percent of tangible assets was 5.97 percent compared to 5.68 percent as of December 31, 2024.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2025.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025
Total Capital (to Risk-Weighted Assets)
Consolidated	$432,389	12.18%	$284,002	8.00%	$372,753	10.50%	$355,003	10.00%
West Bank	457,593	12.90%	283,818	8.00%	372,511	10.50%	354,772	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	340,319	9.59%	213,002	6.00%	301,753	8.50%	284,002	8.00%
West Bank	425,523	11.99%	212,863	6.00%	301,556	8.50%	283,818	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	320,319	9.02%	159,751	4.50%	248,502	7.00%	230,752	6.50%
West Bank	425,523	11.99%	159,647	4.50%	248,341	7.00%	230,602	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	340,319	8.36%	162,848	4.00%	162,848	4.00%	203,560	5.00%
West Bank	425,523	10.46%	162,771	4.00%	162,771	4.00%	203,464	5.00%

As of December 31, 2024
Total Capital (to Risk-Weighted Assets)
Consolidated	$429,208	12.11%	$283,628	8.00%	$372,261	10.50%	$354,535	10.00%
West Bank	455,572	12.86%	283,468	8.00%	372,051	10.50%	354,335	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	337,232	9.51%	212,721	6.00%	301,354	8.50%	283,628	8.00%
West Bank	423,596	11.95%	212,601	6.00%	301,184	8.50%	283,468	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	317,232	8.95%	159,541	4.50%	248,174	7.00%	230,447	6.50%
West Bank	423,596	11.95%	159,451	4.50%	248,034	7.00%	230,317	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	337,232	7.93%	170,113	4.00%	170,113	4.00%	212,641	5.00%
West Bank	423,596	9.97%	170,029	4.00%	170,029	4.00%	212,537	5.00%

The Company and West Bank are subject to a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At March 31, 2025, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

	At March 31, 2025
	Sensitivity of Net Interest Income Over One Year Horizon
Change in Interest Rates	$ Change	% Change
300 basis points rising	$(9,359)	(9.35)%
200 basis points rising	(6,151)	(6.14)
100 basis points rising	(3,047)	(3.04)
100 basis points falling	2,475	2.47
200 basis points falling	4,095	4.09
300 basis points falling	5,797	5.79

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

Item 1A. Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K, filed with the Securities and Exchange Commission on February 20, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

West Bancorporation, Inc.
(Registrant)

April 24, 2025	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

April 24, 2025	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)