Form 10-Q
period 2025-06-30
WEST BANCORPORATION INC
filed 2025-07-24
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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

Yes  ☐                      No  ☒

As of July 23, 2025, there were 16,940,785 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$35,796	$28,750
Interest-earning deposits with banks	212,450	214,728
Securities purchased under agreements to resell	96,955	—
Cash and cash equivalents	345,201	243,478
Securities available for sale, at fair value	536,709	544,565
Federal Home Loan Bank stock, at cost	15,311	15,129
Loans	2,966,357	3,004,860
Allowance for credit losses	(30,539)	(30,432)
Loans, net	2,935,818	2,974,428
Premises and equipment, net	109,806	109,985
Accrued interest receivable	12,629	12,825
Bank-owned life insurance	45,567	44,990
Deferred tax assets, net	30,375	33,202
Other assets	25,253	36,389
Total assets	$4,056,669	$4,014,991

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$521,990	$541,053
Interest-bearing demand	461,207	543,855
Savings and money market	1,847,926	1,643,891
Time	560,870	628,797
Total deposits	3,391,993	3,357,596
Subordinated notes, net	80,024	79,893
Federal Home Loan Bank advances	270,000	270,000
Long-term debt	40,236	42,736
Accrued expenses and other liabilities	33,486	36,891
Total liabilities	3,815,739	3,787,116
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,940,785 and 16,832,632 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3,000	3,000
Additional paid-in capital	35,773	35,619
Retained earnings	285,990	278,613
Accumulated other comprehensive loss	(83,833)	(89,357)
Total stockholders' equity	240,930	227,875
Total liabilities and stockholders' equity	$4,056,669	$4,014,991

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Loans, including fees	$41,666	$41,700	$82,654	$81,896
Securities:
Taxable	2,685	3,394	5,473	6,810
Tax-exempt	742	808	1,485	1,618
Deposits with banks	2,847	1,666	4,464	1,814
Securities purchased under agreements to resell	22	—	22	—
Total interest income	47,962	47,568	94,098	92,138
Interest expense:
Deposits	22,676	23,943	44,099	45,502
Federal funds purchased and other short-term borrowings	—	1,950	—	4,133
Subordinated notes	1,104	1,105	2,209	2,213
Federal Home Loan Bank advances	2,259	2,718	4,494	5,043
Long-term debt	504	622	1,022	1,267
Total interest expense	26,543	30,338	51,824	58,158
Net interest income	21,419	17,230	42,274	33,980
Credit loss expense (benefit)	—	—	—	—
Net interest income after credit loss expense	21,419	17,230	42,274	33,980
Noninterest income:
Service charges on deposit accounts	486	462	957	922
Debit card usage fees	478	490	924	948
Trust services	801	794	1,578	1,570
Increase in cash value of bank-owned life insurance	295	278	577	552
Other income	350	322	617	653
Total noninterest income	2,410	2,346	4,653	4,645
Noninterest expense:
Salaries and employee benefits	7,343	7,169	14,347	13,658
Occupancy and equipment	2,034	1,852	3,997	3,299
Data processing	643	754	1,260	1,468
Technology and software	791	731	1,577	1,431
FDIC insurance	670	631	1,257	1,150
Professional fees	303	244	611	501
Director fees	202	236	408	435
Other expenses	1,499	1,577	3,091	3,120
Total noninterest expense	13,485	13,194	26,548	25,062
Income before income taxes	10,344	6,382	20,379	13,563
Income taxes	2,365	1,190	4,558	2,562
Net income	$7,979	$5,192	$15,821	$11,001

Basic earnings per common share	$0.47	$0.31	$0.94	$0.66
Diluted earnings per common share	$0.47	$0.31	$0.93	$0.65
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$7,979	$5,192	$15,821	$11,001
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	601	(1,436)	13,508	(9,194)
Income tax (expense) benefit	(154)	344	(3,349)	2,254
Other comprehensive income (loss) on securities	447	(1,092)	10,159	(6,940)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	(1,021)	2,364	(3,335)	9,853
Plus: reclassification adjustment for net gains realized in net income	(1,412)	(2,898)	(2,816)	(5,813)
Income tax (expense) benefit	599	132	1,516	(997)
Other comprehensive income (loss) on derivatives	(1,834)	(402)	(4,635)	3,043
Total other comprehensive income (loss)	(1,387)	(1,494)	5,524	(3,897)
Comprehensive income	$6,592	$3,698	$21,345	$7,104

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2025
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2025	$—	16,923,280	$3,000	$35,072	$282,247	$(82,446)	$237,873
Net income	—	—	—	—	7,979	—	7,979
Other comprehensive loss, net of tax	—	—	—	—	—	(1,387)	(1,387)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,236)	—	(4,236)
Stock-based compensation costs	—	—	—	701	—	—	701
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	17,505	—	—	—	—	—
Balance, June 30, 2025	$—	16,940,785	$3,000	$35,773	$285,990	$(83,833)	$240,930

	Three Months Ended June 30, 2024
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2024	$—	16,813,952	$3,000	$33,685	$272,997	$(85,926)	$223,756
Net income	—	—	—	—	5,192	—	5,192
Other comprehensive loss, net of tax	—	—	—	—	—	(1,494)	(1,494)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,208)	—	(4,208)
Stock-based compensation costs	—	—	—	637	—	—	637
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	18,680	—	—	—	—	—
Balance, June 30, 2024	$—	16,832,632	$3,000	$34,322	$273,981	$(87,420)	$223,883

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Six Months Ended June 30, 2025
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2024	$—	16,832,632	$3,000	$35,619	$278,613	$(89,357)	$227,875
Net income	—	—	—	—	15,821	—	15,821
Other comprehensive income, net of tax	—	—	—	—	—	5,524	5,524
Cash dividends declared, $0.50 per common share	—	—	—	—	(8,444)	—	(8,444)
Stock-based compensation costs	—	—	—	1,286	—	—	1,286
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	108,153	—	(1,132)	—	—	(1,132)
Balance, June 30, 2025	$—	16,940,785	$3,000	$35,773	$285,990	$(83,833)	$240,930

	Six Months Ended June 30, 2024
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2023	$—	16,725,094	$3,000	$34,197	$271,369	$(83,523)	$225,043
Net income	—	—	—	—	11,001	—	11,001
Other comprehensive loss, net of tax	—	—	—	—	—	(3,897)	(3,897)
Cash dividends declared, $0.50 per common share	—	—	—	—	(8,389)	—	(8,389)
Stock-based compensation costs	—	—	—	1,212	—	—	1,212
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	107,538	—	(1,087)	—	—	(1,087)
Balance, June 30, 2024	$—	16,832,632	$3,000	$34,322	$273,981	$(87,420)	$223,883

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$15,821	$11,001
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	1,542	1,602
Stock-based compensation	1,286	1,212
Increase in cash value of bank-owned life insurance	(577)	(552)
Depreciation	2,231	1,517
Provision for deferred income taxes	994	2,083
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	196	(558)
(Increase) decrease in other assets	2,435	(792)
Increase (decrease) in accrued expenses and other liabilities	(652)	610
Net cash provided by operating activities	23,276	16,123
Cash Flows from Investing Activities:
Proceeds from principal paydowns, maturities and calls of securities available for sale	19,954	24,802
Purchases of Federal Home Loan Bank stock	(234)	(53,633)
Proceeds from redemption of Federal Home Loan Bank stock	52	55,525
Net (increase) decrease in loans	38,610	(71,159)
Purchases of premises and equipment	(2,256)	(17,593)
Net cash provided by (used in) investing activities	56,126	(62,058)
Cash Flows from Financing Activities:
Net increase in deposits	34,397	207,143
Net decrease in federal funds purchased and other short-term borrowings	—	(64,770)
Principal payments on long-term debt	(2,500)	(2,500)
Common stock dividends paid	(8,444)	(8,389)
Restricted stock units withheld for payroll taxes	(1,132)	(1,087)
Net cash provided by financing activities	22,321	130,397
Net increase in cash and cash equivalents	101,723	84,462
Cash and Cash Equivalents:
Beginning	243,478	65,357
Ending	$345,201	$149,819

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$52,524	$56,673
Income taxes	650	900
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of June 30, 2025 and December 31, 2024, net income, comprehensive income (loss) and changes in stockholders' equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Cash and cash equivalents and cash flows: For statement of cash flow purposes, the Company considers cash, due from banks, interest-earning deposits with banks and securities purchased under agreements to resell to be cash and cash equivalents. Securities purchased under agreements to resell are short-term investments with maturities of 30 days. Cash inflows and outflows from loans, deposits, federal funds purchased and short-term borrowings, and short-term FHLB advances are reported on a net basis.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Current accounting developments:  In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards CodificationTM.. The amendments in the ASU are expected to clarify or improve disclosure presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. These amendments have not had an impact to the Company as of June 30, 2025.

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
2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$7,979	$5,192	$15,821	$11,001

Weighted average common shares outstanding	16,936	16,828	16,888	16,780
Weighted average effect of restricted stock units outstanding	71	20	97	39
Diluted weighted average common shares outstanding	17,007	16,848	16,985	16,819

Basic earnings per common share	$0.47	$0.31	$0.94	$0.66
Diluted earnings per common share	$0.47	$0.31	$0.93	$0.65
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	309	431	319	445

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$214,772	$9	$(44,095)	$170,686
Collateralized mortgage obligations (1)	267,217	—	(48,090)	219,127
Mortgage-backed securities (1)	140,540	1	(21,928)	118,613
Collateralized loan obligations	15,726	33	—	15,759
Corporate notes	13,750	—	(1,226)	12,524
	$652,005	$43	$(115,339)	$536,709

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$215,942	$—	$(41,797)	$174,145
Collateralized mortgage obligations (1)	278,754	—	(59,490)	219,264
Mortgage-backed securities (1)	145,992	—	(26,173)	119,819
Collateralized loan obligations	18,932	33	—	18,965
Corporate notes	13,750	—	(1,378)	12,372
	$673,370	$33	$(128,838)	$544,565
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with a total amortized cost of approximately $556,286 and $572,491 as of June 30, 2025 and December 31, 2024, respectively, were pledged to secure access to Federal Home Loan Bank (FHLB) advances and Federal Reserve credit programs, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of June 30, 2025, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	June 30, 2025
	Amortized Cost	Fair Value
Due after five years through ten years	$54,675	$50,527
Due after ten years	189,573	148,442
	244,248	198,969
Collateralized mortgage obligations and mortgage-backed securities	407,757	337,740
	$652,005	$536,709

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

There were no sales of securities available for sale during the three and six months ended June 30, 2025 and 2024.

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$1,255	$(30)	1	$168,826	$(44,065)	94	$170,081	$(44,095)
Collateralized mortgage
obligations	—	—	—	219,127	(48,090)	68	219,127	(48,090)
Mortgage-backed securities	—	—	—	118,079	(21,928)	25	118,079	(21,928)
Corporate notes	—	—	—	12,524	(1,226)	8	12,524	(1,226)
	$1,255	$(30)	1	$518,556	$(115,309)	195	$519,811	$(115,339)

	December 31, 2024
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$4,485	$(271)	7	$169,650	$(41,526)	90	$174,135	$(41,797)
Collateralized mortgage
obligations	—	—	—	219,264	(59,490)	69	219,264	(59,490)
Mortgage-backed securities	610	(3)	1	119,209	(26,170)	25	119,819	(26,173)
Corporate notes	—	—	—	12,372	(1,378)	8	12,372	(1,378)
	$5,095	$(274)	8	$520,495	$(128,564)	192	$525,590	$(128,838)

If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of June 30, 2025 and December 31, 2024, the Company did not have the intent to sell, nor was it more likely than not that it would be required to sell any of the securities in an unrealized loss position prior to recovery. As of June 30, 2025 and December 31, 2024, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the "Accrued interest receivable" line of the Consolidated Balance Sheets. Interest receivable on securities was $2,761 and $2,842 as of June 30, 2025 and December 31, 2024, respectively, and was excluded from the measurement of credit losses.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Commercial	$500,854	$514,232
Real estate:
Construction, land and land development	459,037	508,147
1-4 family residential first mortgages	86,173	87,858
Home equity	24,285	19,294
Commercial	1,875,857	1,861,195
Consumer and other	22,900	17,287
	2,969,106	3,008,013
Net unamortized fees and costs	(2,749)	(3,153)
	$2,966,357	$3,004,860

Real estate loans of approximately $1,490,000 and $1,470,000 were pledged as security for FHLB advances as of June 30, 2025 and December 31, 2024, respectively.

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

Allowance for Credit Losses for Loans

The following tables detail the changes in the allowance for credit losses (ACL) by loan segment for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,846	$3,894	$635	$220	$19,701	$230	$30,526
Charge-offs	—	—	—	—	—	—	—
Recoveries	7	5	—	1	—	—	13
Provision for credit loss expense(1)	(209)	199	(12)	20	(48)	50	—
Ending balance	$5,644	$4,098	$623	$241	$19,653	$280	$30,539

	Six Months Ended June 30, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,489	$4,354	$650	$200	$19,544	$195	$30,432
Charge-offs	—	—	—	—	—	—	—
Recoveries	14	7	73	13	—	—	107
Provision for credit loss expense(1)	141	(263)	(100)	28	109	85	—
Ending balance	$5,644	$4,098	$623	$241	$19,653	$280	$30,539

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

The following tables present a breakdown of the ACL by segment, disaggregated based on the evaluation method as of June 30, 2025 and December 31, 2024.

	June 30, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,644	4,098	623	241	19,653	280	30,539
Total	$5,644	$4,098	$623	$241	$19,653	$280	$30,539

	December 31, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,489	4,354	650	200	19,544	195	30,432
Total	$5,489	$4,354	$650	$200	$19,544	$195	$30,432

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of June 30, 2025 and December 31, 2024.

	June 30, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	500,854	459,037	86,173	24,285	1,875,857	22,900	2,969,106
Total	$500,854	$459,037	$86,173	$24,285	$1,875,857	$22,900	$2,969,106

	December 31, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$133	$—	$—	$—	$133
Collectively evaluated for credit losses	514,232	508,147	87,725	19,294	1,861,195	17,287	3,007,880
Total	$514,232	$508,147	$87,858	$19,294	$1,861,195	$17,287	$3,008,013

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

Accrued interest on loans of $9,658 and $9,835 at June 30, 2025 and December 31, 2024, respectively, was included in the "Accrued interest receivable" line of the Consolidated Balance Sheets and was excluded from the measurement of credit losses.

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

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land
development	—	—	—	—	—	—
1-4 family residential first
mortgages	—	133	—	133	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$—	$133	$—	$133	$—	$—

There was $18 and $0 of interest income recognized on loans that were on nonaccrual for the six months ended June 30, 2025 and June 30, 2024, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the delinquency status of the amortized cost of loans as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$500,854	$500,854
Real estate:
Construction, land and
land development	—	—	—	—	459,037	459,037
1-4 family residential
first mortgages	27	—	—	27	86,146	86,173
Home equity	—	—	—	—	24,285	24,285
Commercial	—	—	—	—	1,875,857	1,875,857
Consumer and other	—	—	—	—	22,900	22,900
Total	$27	$—	$—	$27	$2,969,079	$2,969,106

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$514,232	$514,232
Real estate:
Construction, land and
land development	—	—	—	—	508,147	508,147
1-4 family residential
first mortgages	—	—	—	—	87,858	87,858
Home equity	—	—	—	—	19,294	19,294
Commercial	—	—	—	—	1,861,195	1,861,195
Consumer and other	—	—	—	—	17,287	17,287
Total	$—	$—	$—	$—	$3,008,013	$3,008,013

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Loan Restructurings Made to Borrowers Experiencing Financial Difficulty

As of June 30, 2025 and December 31, 2024, the Company had no loan restructurings made to borrowers experiencing financial difficulty. There were no loan restructurings made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2025 and 2024. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross write-off by loan segment and origination year, based on the analysis performed as of June 30, 2025 and December 31, 2024.

	Term Loans by Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial
Pass	$64,450	$75,245	$65,562	$68,610	$30,395	$50,424	$142,014	$496,700
Watch	2,081	405	602	503	71	—	492	4,154
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$66,531	$75,650	$66,164	$69,113	$30,466	$50,424	$142,506	$500,854
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development
Pass	$40,366	$120,763	$135,728	$73,233	$3,307	$626	$85,014	$459,037
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$40,366	$120,763	$135,728	$73,233	$3,307	$626	$85,014	$459,037
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$10,129	$10,984	$19,304	$17,096	$13,829	$9,526	$2,548	$83,416
Watch	—	—	2,216	—	—	—	541	2,757
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$10,129	$10,984	$21,520	$17,096	$13,829	$9,526	$3,089	$86,173
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$89	$341	$2,696	$148	$408	$—	$20,603	$24,285
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$89	$341	$2,696	$148	$408	$—	$20,603	$24,285
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$146,834	$237,288	$133,669	$448,589	$421,069	$446,846	$37,685	$1,871,980
Watch	—	1,448	1,459	—	—	—	970	3,877
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$146,834	$238,736	$135,128	$448,589	$421,069	$446,846	$38,655	$1,875,857
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$469	$11,995	$513	$71	$176	$428	$9,248	$22,900
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$469	$11,995	$513	$71	$176	$428	$9,248	$22,900
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

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

The following tables present the amortized cost basis of collateral dependent loans, by primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of June 30, 2025 and December 31, 2024.

As of June 30, 2025
Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Total	$—	$—	$—	$—	$—

	As of December 31, 2024
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$133	$—	$—	$133	$—
Total	$133	$—	$—	$133	$—

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company's allowance for credit losses for unfunded commitments was $1,544 as of June 30, 2025 and December 31, 2024. The allowance for credit losses for off-balance-sheet credit exposures is presented in the "Accrued expenses and other liabilities" line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance-sheet credit exposures is reflected in the "Credit loss expense" line of the Consolidated Statements of Income. There was no provision for credit losses for off-balance-sheet credit exposures during the three and six months ended June 30, 2025 and 2024.

5. Derivatives

The Company has entered into interest rate swap agreements and interest rate collars as part of its interest rate risk management strategy. The Company uses interest rate derivatives to manage its interest rate risk exposure on certain loans, borrowings and deposits due to interest rate movements. The notional amounts of the interest rate derivatives do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Interest Rate Derivatives Designated as a Cash Flow Hedge: The Company had interest rate derivatives designated as cash flow hedges with total notional amounts of $495,000 and $420,000 at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the Company had interest rate swaps with a total notional amount of $270,000 that hedge the interest payments of rolling one-month funding consisting of FHLB advances or brokered deposits. Also, as of June 30, 2025, the Company had interest rate swaps with a total notional amount of $40,000 that effectively convert variable-rate long-term debt to fixed-rate debt and swaps with a total notional amount of $110,000 that hedge the interest payments of certain customer deposit accounts.

The Company had interest rate collars designated as cash flow hedges with total notional amounts of $75,000 and $0 as of June 30, 2025 and December 31, 2024, respectively. The Company enters into interest rate collars, to mitigate interest rate risk on certain customer deposits. The structure of the interest rate collars is such that the Company pays the counterparty an incremental amount if the index rate falls below the floor rate. Conversely, the Company receives an incremental amount if the index rate rises above the cap rate.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Cash Flow Hedges:
Interest Rate Swaps:
Gross notional amount	$420,000	$420,000
Fair value in other assets	4,671	9,897
Fair value in other liabilities	(986)	(270)
Weighted-average floating rate received	4.63%	4.84%
Weighted-average fixed rate paid	3.30%	3.30%
Weighted-average maturity in years	1.9	2.4
Interest Rate Collars:
Gross notional amount	$75,000	$—
Fair value in other assets	—	—
Fair value in other liabilities	(208)	—
Weighted-average maturity in years	3.1	0.0

Non-Hedging Derivatives:
Gross notional amount	$283,631	$287,235
Fair value in other assets	10,810	14,284
Fair value in other liabilities	(10,810)	(14,284)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pre-tax gain (loss) recognized in other comprehensive income	$(1,021)	$2,364	$(3,335)	$9,853
Decrease in interest expense	(1,412)	(2,898)	(2,816)	(5,813)

The Company estimates there will be approximately $5,583 reclassified from accumulated other comprehensive income (loss) to decrease interest expense through the 12 months ending June 30, 2026 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate derivative counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of June 30, 2025 and December 31, 2024, the Company pledged $270 and $30, respectively, of collateral to the counterparties in the form of cash on deposit. As of June 30, 2025 and December 31, 2024, the Company's counterparties pledged $13,760 and $24,160, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan collateral and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$7,893	$7,866
Net unrealized losses on securities available for sale	28,478	31,814
Lease liabilities	1,069	1,120
Accrued expenses	235	220
Restricted stock unit compensation	672	1,077
State net operating loss carryforward	2,185	2,042
Other	197	494
	40,729	44,633
Deferred tax liabilities:
Right-of-use assets	1,033	1,083
Deferred loan costs	224	224
Net unrealized gains on interest rate swaps	859	2,375
Premises and equipment	5,443	5,095
New markets tax credit loan	474	474
Other	136	138
	8,169	9,389
Net deferred tax assets before valuation allowance	32,560	35,244
Valuation allowance	(2,185)	(2,042)
Net deferred tax assets	$30,375	$33,202

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

On July 4, 2025, the President signed H.R. 1, the "One Big Beautiful Bill Act," into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100 percent bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Company is currently evaluating the impact on future periods.

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2025 and 2024.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2024	$(96,564)	$7,207	$(89,357)
Other comprehensive income (loss) before reclassifications	10,172	(2,514)	7,658
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	(2,121)	(2,134)
Net current period other comprehensive income (loss)	10,159	(4,635)	5,524
Balance, June 30, 2025	$(86,405)	$2,572	$(83,833)

Balance, December 31, 2023	$(91,233)	$7,710	$(83,523)
Other comprehensive income (loss) before reclassifications	(6,924)	7,421	497
Amounts reclassified from accumulated other comprehensive income (loss)	(16)	(4,378)	(4,394)
Net current period other comprehensive income (loss)	(6,940)	3,043	(3,897)
Balance, June 30, 2024	$(98,173)	$10,753	$(87,420)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following amounts as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Commitments to fund real estate construction loans	$158,552	$180,986
Other commitments to extend credit	532,779	598,510
Standby letters of credit	13,204	10,734
	$704,535	$790,230

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $15,751 and $17,032 at June 30, 2025 and December 31, 2024, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,488 and $861 as of June 30, 2025 and December 31, 2024, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2025.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Derivative instruments: The Company's derivative instruments consist of interest rate swaps and interest rate collars accounted for as cash flow hedges, as well as interest rate swaps, which are accounted for as non-hedging derivatives. The Company's derivative positions are classified within Level 2 of the fair value hierarchy and are valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$170,686	$—	$170,686	$—
Collateralized mortgage obligations	219,127	—	219,127	—
Mortgage-backed securities	118,613	—	118,613	—
Collateralized loan obligations	15,759	—	15,759	—
Corporate notes	12,524	—	12,524	—
Derivative instruments	15,481	—	15,481	—

Financial liabilities:
Derivative instruments	$12,004	$—	$12,004	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$174,145	$—	$174,145	$—
Collateralized mortgage obligations	219,264	—	219,264	—
Mortgage-backed securities	119,819	—	119,819	—
Collateralized loan obligations	18,965	—	18,965	—
Corporate notes	12,372	—	12,372	—
Derivative instruments	24,181	—	24,181	—

Financial liabilities:
Derivative instruments	$14,554	$—	$14,554	$—

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Individually evaluated loans that are deemed to have impairment are classified within Level 3 of the fair value hierarchy and are recorded at fair value, which is based on the value of the collateral securing these loans. As of both June 30, 2025 and December 31, 2024, there were no individually evaluated loans with a fair value adjustment.

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$35,796	$35,796	$35,796	$—	$—
Interest-earning deposits with banks	212,450	212,450	212,450	—	—
Securities purchased under agreements to resell	96,955	96,955	—	96,955
Securities available for sale	536,709	536,709	—	536,709	—
Federal Home Loan Bank stock	15,311	15,311	—	15,311	—
Loans, net	2,935,818	2,909,561	—	2,909,561
Accrued interest receivable	12,629	12,629	12,629	—	—
Derivative instruments	15,481	15,481	—	15,481	—
Financial liabilities:
Deposits	$3,391,993	$3,391,264	$—	$3,391,264	$—
Subordinated notes, net	80,024	71,962	—	71,962	—
Federal Home Loan Bank advances	270,000	270,000	—	270,000	—
Long-term debt	40,236	40,236	—	40,236	—
Accrued interest payable	7,696	7,696	7,696	—	—
Derivative instruments	12,004	12,004	—	12,004	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

	December 31, 2024
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$28,750	$28,750	$28,750	$—	$—
Interest-earning deposits with banks	214,728	214,728	214,728	—	—
Securities available for sale	544,565	544,565	—	544,565	—
Federal Home Loan Bank stock	15,129	15,129	—	15,129	—
Loans, net	2,974,428	2,905,574	—	2,905,574
Accrued interest receivable	12,825	12,825	12,825	—	—
Derivative instruments	24,181	24,181	—	24,181	—
Financial liabilities:
Deposits	$3,357,596	$3,357,219	$—	$3,357,219	$—
Subordinated notes, net	79,893	68,522	—	68,522	—
Federal Home Loan Bank advances	270,000	270,000	—	270,000	—
Long-term debt	42,736	42,736	—	42,736	—
Accrued interest payable	8,396	8,396	8,396	—	—
Derivative instruments	14,554	14,554	—	14,554	—

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, including the effects of changes in interest rates; fluctuations in the values of the securities held in our investment portfolio, including as a result of rising interest rates; competitive pressures, including from non-bank competitors such as credit unions, "fintech" companies and digital asset service providers; technological changes implemented by us and other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards or regulatory requirements; the concentration of large deposits from certain clients, including those who have balances above current FDIC insurance limits; the threat or imposition of domestic or foreign tariffs or other governmental policies impacting the global supply chain and the value of products produced by our commercial borrowers; changes in local, national and international economic conditions, including the level and impact of inflation, and future monetary policies of the Federal Reserve in response thereto, and possible recession; the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general or investor and depositor sentiment regarding the stability and liquidity of banks; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; the occurrence of fraudulent activity, breaches or failures of our or our third-party partners' information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, including the ongoing Israeli-Palestinian conflict and the Russian invasion of Ukraine, widespread disease or pandemics, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their business; changes to U.S. tax laws, regulations and guidance; potential changes in federal policy and at regulatory agencies; talent and labor shortages; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$21,419	$17,230	$42,274	$33,980
Tax-equivalent adjustment (1)	59	55	125	137
Net interest income on a FTE basis (non-GAAP)	21,478	17,285	42,399	34,117
Average interest-earning assets	3,799,081	3,731,674	3,758,487	3,663,814
Net interest margin on a FTE basis (non-GAAP)	2.27%	1.86%	2.27%	1.87%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$21,478	$17,285	$42,399	$34,117
Noninterest income	2,410	2,346	4,653	4,645
Adjustment for losses on disposal of premises and equipment, net	—	21	8	21
Adjusted income	23,888	19,652	47,060	38,783
Noninterest expense	13,485	13,194	26,548	25,062
Efficiency ratio on an adjusted and FTE basis (non-GAAP)(2)	56.45%	67.14%	56.41%	64.62%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three and six months ended June 30, 2025 are compared to the results for the same periods in 2024, and the consolidated financial condition of the Company as of June 30, 2025 is compared to that as of December 31, 2024. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.

The Company conducts business from its headquarters building in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended June 30, 2025 was $7,979, or $0.47 per diluted common share, compared to $5,192, or $0.31 per diluted common share, for the three months ended June 30, 2024. The Company's annualized return on average assets and return on average equity for the three months ended June 30, 2025 were 0.80 percent and 13.65 percent, respectively, compared to 0.53 percent and 9.50 percent, respectively, for the three months ended June 30, 2024.

Net interest income for the three months ended June 30, 2025 increased $4,189, or 24.3 percent, compared to the three months ended June 30, 2024. The increase in net interest income was primarily due to an increase in interest income on deposits with banks and decreases in interest expense on deposits and borrowed funds, partially offset by a decrease in interest income on securities.

Noninterest income increased $64 for the three months ended June 30, 2025 compared to the same period in 2024. Noninterest expense increased $291 during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to increases in salaries and employee benefits and occupancy and equipment expense.

Net income for the six months ended June 30, 2025 was $15,821, or $0.93 per diluted common share, compared to $11,001, or $0.65 per diluted common share, for the six months ended June 30, 2024. The Company's annualized return on average assets and return on average equity for the six months ended June 30, 2025 were 0.80 percent and 13.74 percent, respectively, compared to 0.57 percent and 10.07 percent, respectively, for the six months ended June 30, 2024.

Net interest income for the six months ended June 30, 2025 increased $8,294, or 24.4 percent, compared to the six months ended June 30, 2024. The increase in net interest income was primarily due to increases in interest income on loans and deposits with banks and decreases in interest expense on deposits and short-term borrowed funds, partially offset by a decrease in interest income on securities.

Noninterest income increased $8 for the six months ended June 30, 2025 compared to the same period in 2024. Noninterest expense increased $1,486 during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to increases in salaries and employee benefits and occupancy and equipment expense.

Total loans outstanding decreased $38,503, or 1.3 percent, to $2,966,357 during the first six months of 2025. The credit quality of the loan portfolio remained strong, as evidenced by the Company's ratio of nonperforming loans to total assets of 0.00 percent as of both June 30, 2025 and December 31, 2024. As of June 30, 2025, the allowance for credit losses was 1.03 percent of total outstanding loans, compared to 1.01 percent of total outstanding loans as of December 31, 2024. Management believed the allowance for credit losses at June 30, 2025 was adequate to absorb expected losses in the loan portfolio as of that date.

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

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the six months ended June 30, 2025	As of and for the three months ended March 31, 2025	As of and for the three months ended March 31, 2025
Return on average equity	13.74%	13.84%	(18.39%) - 13.75%
Efficiency ratio(1)	56.41%	56.37%	45.95% - 72.04%
Nonperforming assets to total assets	0.00%	0.00%	0.04% - 0.75%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

At its meeting on July 23, 2025, the Company's Board of Directors declared a regular quarterly cash dividend of $0.25 per common share. The dividend is payable on August 20, 2025, to stockholders of record on August 6, 2025.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2025 compared with the same periods in 2024.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	Change %	2025	2024	Change	Change %
Net income	$7,979	$5,192	$2,787	53.68%	$15,821	$11,001	$4,820	43.81%
Average assets	4,016,490	3,964,109	52,381	1.32%	3,980,837	3,888,154	92,683	2.38%
Average stockholders' equity	234,399	219,771	14,628	6.66%	232,149	219,803	12,346	5.62%

Return on average assets	0.80%	0.53%	0.27%		0.80%	0.57%	0.23%
Return on average equity	13.65%	9.50%	4.15%		13.74%	10.07%	3.67%
Net interest margin (1)	2.27%	1.86%	0.41%		2.27%	1.87%	0.40%
Efficiency ratio (1) (2)	56.45%	67.14%	(10.69)%		56.41%	64.62%	(8.21)%
Dividend payout ratio	53.08%	81.04%	(27.96)%		53.37%	76.26%	(22.89)%
Average equity to average assets ratio	5.84%	5.54%	0.30%		5.83%	5.65%	0.18%

					As of June 30,
					2025	2024	Change
Nonperforming assets to total assets (2)					0.00%	0.01%	(0.01)%
Equity to assets ratio					5.94%	5.65%	0.29%
Tangible common equity ratio					5.94%	5.65%	0.29%
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

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2025	2024	Change	Change- %	2025	2024	Change	Change- %	2025	2024	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$525,827	$536,690	$(10,863)	(2.02)%	$8,501	$8,971	$(470)	(5.24)%	6.49%	6.72%	(0.23)%
Real estate (3)	2,443,107	2,443,202	(95)	0.00%	32,844	32,486	358	1.10%	5.39%	5.35%	0.04%
Consumer and other	20,704	14,600	6,104	41.81%	349	274	75	27.37%	6.76%	7.53%	(0.77)%
Total loans	2,989,638	2,994,492	(4,854)	(0.16)%	41,694	41,731	(37)	(0.09)%	5.59%	5.60%	(0.01)%

Securities:
Taxable	429,395	475,554	(46,159)	(9.71)%	2,685	3,394	(709)	(20.89)%	2.50%	2.86%	(0.36)%
Tax-exempt (3)	122,622	139,842	(17,220)	(12.31)%	773	832	(59)	(7.09)%	2.52%	2.38%	0.14%
Total securities	552,017	615,396	(63,379)	(10.30)%	3,458	4,226	(768)	(18.17)%	2.51%	2.75%	(0.24)%

Deposits with banks	255,688	121,786	133,902	109.95%	2,847	1,666	1,181	70.89%	4.47%	5.50%	(1.03)%
Securities purchased under
agreements to resell	1,738	—	1,738	N/A	22	—	22	N/A	5.08%	—%	5.08%
Total interest-earning assets(3)	$3,799,081	$3,731,674	$67,407	1.81%	48,021	47,623	398	0.84%	5.07%	5.13%	(0.06)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$504,586	$468,891	$35,695	7.61%	2,111	2,195	(84)	(3.83)%	1.68%	1.88%	(0.20)%
Savings and money market	1,721,968	1,474,202	247,766	16.81%	14,034	13,639	395	2.90%	3.27%	3.72%	(0.45)%
Time deposits	623,994	659,073	(35,079)	(5.32)%	6,531	8,109	(1,578)	(19.46)%	4.20%	4.95%	(0.75)%
Total deposits	2,850,548	2,602,166	248,382	9.55%	22,676	23,943	(1,267)	(5.29)%	3.19%	3.70%	(0.51)%
Borrowed Funds:
Federal funds purchased and
other short-term borrowings	1	139,853	(139,852)	(100.00)%	0	1,950	(1,950)	(100.00)%	4.84%	5.61%	(0.77)%
Subordinated notes, net	79,990	79,726	264	0.33%	1,104	1,105	(1)	(0.09)%	5.54%	5.57%	(0.03)%
Federal Home Loan Bank
advances	270,000	315,000	(45,000)	(14.29)%	2,259	2,718	(459)	(16.89)%	3.36%	3.47%	(0.11)%
Long-term debt	40,648	45,662	(5,014)	(10.98)%	504	622	(118)	(18.97)%	4.97%	5.48%	(0.51)%
Total borrowed funds	390,639	580,241	(189,602)	(32.68)%	3,867	6,395	(2,528)	(39.53)%	3.97%	4.43%	(0.46)%
Total interest-bearing
liabilities	$3,241,187	$3,182,407	$58,780	1.85%	26,543	30,338	(3,795)	(12.51)%	3.28%	3.83%	(0.55)%

Net interest income (FTE) (4)					$21,478	$17,285	$4,193	24.26%
Net interest spread (FTE)									1.79%	1.30%	0.49%
Net interest margin (FTE) (4)									2.27%	1.86%	0.41%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2025	2024	Change	Change- %	2025	2024	Change	Change- %	2025	2024	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$530,156	$535,345	$(5,189)	(0.97)%	$16,985	$17,752	$(767)	(4.32)%	6.46%	6.67%	(0.21)%
Real estate (3)	2,452,519	2,423,369	29,150	1.20%	65,057	63,717	1,340	2.10%	5.35%	5.29%	0.06%
Consumer and other	20,130	13,368	6,762	50.58%	671	503	168	33.40%	6.72%	7.56%	(0.84)%
Total loans	3,002,805	2,972,082	30,723	1.03%	82,713	81,972	741	0.90%	5.55%	5.55%	0.00%

Securities:
Taxable	430,075	484,121	(54,046)	(11.16)%	5,473	6,810	(1,337)	(19.63)%	2.55%	2.81%	(0.26)%
Tax-exempt (3)	124,349	141,426	(17,077)	(12.07)%	1,551	1,679	(128)	(7.62)%	2.49%	2.37%	0.12%
Total securities	554,424	625,547	(71,123)	(11.37)%	7,024	8,489	(1,465)	(17.26)%	2.53%	2.71%	(0.18)%

Deposits with banks	200,384	66,185	134,199	202.76%	4,464	1,814	2,650	146.09%	4.49%	5.51%	(1.02)%
Securities purchased under
agreements to resell	874	—	874	N/A	22	—	22	N/A	5.08%	—%	5.08%
Total interest-earning assets (3)	$3,758,487	$3,663,814	$94,673	2.58%	94,223	92,275	1,948	2.11%	5.06%	5.06%	0.00%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$520,131	$463,248	$56,883	12.28%	4,362	4,383	(21)	(0.48)%	1.69%	1.90%	(0.21)%
Savings and money market	1,661,827	1,451,405	210,422	14.50%	26,488	26,488	0	0.00%	3.21%	3.67%	(0.46)%
Time	624,700	599,949	24,751	4.13%	13,249	14,631	(1,382)	(9.45)%	4.28%	4.90%	(0.62)%
Total deposits	2,806,658	2,514,602	292,056	11.61%	44,099	45,502	(1,403)	(3.08)%	3.17%	3.64%	(0.47)%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	1	148,194	(148,193)	(100.00)%	0	4,133	(4,133)	(100.00)%	4.63%	5.61%	(0.98)%
Subordinated notes, net	79,957	79,693	264	0.33%	2,209	2,213	(4)	(0.18)%	5.57%	5.58%	(0.01)%
Federal Home Loan Bank
advances	270,000	315,000	(45,000)	(14.29)%	4,494	5,043	(549)	(10.89)%	3.36%	3.22%	0.14%
Long-term debt	41,293	46,314	(5,021)	(10.84)%	1,022	1,267	(245)	(19.34)%	4.99%	5.50%	(0.51)%
Total borrowed funds	391,251	589,201	(197,950)	(33.60)%	7,725	12,656	(4,931)	(38.96)%	3.98%	4.32%	(0.34)%
Total interest-bearing
liabilities	$3,197,909	$3,103,803	$94,106	3.03%	51,824	58,158	(6,334)	(10.89)%	3.27%	3.77%	(0.50)%

Net interest income (FTE) (4)					$42,399	$34,117	$8,282	24.28%
Net interest spread (FTE)									1.79%	1.29%	0.50%
Net interest margin (FTE) (4)									2.27%	1.87%	0.40%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve decreased the target federal funds interest rate by a total of 100 basis points from September through December of 2024, which impacted the comparability of the net interest margin between the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024.

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and six months ended June 30, 2025 increased by 41 and 40 basis points, respectively, compared to the three and six months ended June 30, 2024. Tax-equivalent net interest income for the three and six months ended June 30, 2025 increased $4,193 and $8,282, respectively, when compared to the same periods in 2024.

Tax-equivalent interest income on loans decreased $37 for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in tax-equivalent interest income on loans for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to a decrease in average loan balances. Tax-equivalent interest income on loans increased $741 for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in interest income on loans during the six months ended June 30, 2025 compared to the same period in 2024 was driven primarily by an increase in the average loan balances. The average balance of loans for the six months ended June 30, 2025 increased $30,723, compared to the six months ended June 30, 2024. The yield on the loan portfolio decreased by 1 basis point for the three months ended June 30, 2025 compared to the same period in 2024, and remained unchanged for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. While the fixed-rate loan portfolio has benefited from higher prevailing market rates for originations and renewals compared to the roll off rates, the yield on the variable-rate loan portfolio has decreased due to reductions in the prime rate and SOFR rates driven by the 100 basis point reduction in the federal funds rate from September through December 2024.

The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans. The yield on the loan portfolio is expected to increase in flat and rising rate environments as variable-rate loans reprice at higher rates and renewals and new originations are priced at prevailing market rates, which exceed the roll-off rate of principal repayments on existing loans. In a declining rate environment, the yield on variable-rate loans will decline, however, as long as market rates remain higher than the yield on the fixed-rate portfolio, renewals and originations will continue to increase the yield on the fixed-rate portfolio.

Tax-equivalent interest income on securities decreased $768 and $1,465, respectively, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The decrease was primarily due to the decrease in average balances of securities. This decrease in average balances of securities is driven by calls and principal paydowns on securities, which have been reinvested in the loan portfolio and deposits with banks.

Interest income on deposits with banks increased $1,181 and $2,650, respectively, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The increase was primarily due to the increase in the average balances of interest-bearing deposits with banks. This increase in balance sheet liquidity was driven by the growth in average deposit balances.

The average balance of deposits increased $248,382 and $292,056, respectively, for the three and six months ended June 30, 2025 compared to the same periods in 2024. The rate paid on deposits decreased 51 and 47 basis points for the three and six months ended June 30, 2025 compared to the same periods in 2024. Deposit growth included a mix of public funds and commercial and consumer deposits. In the second quarter of 2025, a local municipal customer deposited approximately $243,000 of bond proceeds that are expected to be withdrawn over 24 months. The decrease in the cost of deposits was primarily driven by the reduction in the federal funds rate from September through December of 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Interest expense on borrowed funds decreased $2,528 and $4,931, respectively, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The average balance of borrowed funds decreased $189,602 and $197,950, respectively, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The largest drivers of the decrease in average borrowed funds balances were decreases in average balances of federal funds purchased and other short-term borrowings and FHLB advances. The average balance of federal funds purchased and other short-term borrowings decreased $139,852 and $148,193, respectively, for the three and six months ended June 30, 2025, compared to the same periods in 2024 primarily due to increases in customer deposits. The average balance of FHLB advances decreased by $45,000 for both the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. This decrease in average balances of FHLB advances was due to maturities of two FHLB advances with a total balance of $45,000 in the fourth quarter of 2024.

Credit Loss Expense and the Related Allowance for Credit Losses

The credit loss expense recorded on the income statement represents a charge made to earnings to maintain an adequate allowance for credit losses. The adequacy of the allowance for credit losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for credit losses is management's estimate of expected lifetime losses in the loan portfolio as of the balance sheet date. The Company recorded no credit loss expense for loans for the three and six months ended June 30, 2025 and June 30, 2024. Management believed the allowance for credit losses at June 30, 2025 was adequate to absorb expected losses in the loan portfolio as of that date.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for credit losses on loans for the three and six months ended June 30, 2025 and 2024 and related ratios.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Balance at beginning of period	$30,526	$28,373	$2,153	$30,432	$28,342	$2,090
Charge-offs	—	(4)	4	—	(4)	4
Recoveries	13	53	(40)	107	84	23
Net (charge-offs) recoveries	13	49	(36)	107	80	27
Provision for credit losses charged
(credited) to operations	—	—	—	—	—	—
Balance at end of period	$30,539	$28,422	$2,117	$30,539	$28,422	$2,117

Average loans outstanding	$2,989,638	$2,994,492		$3,002,805	$2,972,082

Ratio of annualized net (charge-offs)
recoveries during the period to average
loans outstanding	0.00%	0.01%		0.01%	0.01%

Ratio of allowance for credit losses for
loans to average loans outstanding	1.02%	0.95%		1.02%	0.96%

Ratio of allowance for credit losses for
loans to total loans at end of period	1.03%	0.95%		1.03%	0.95%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended June 30,
Noninterest income:	2025	2024	Change	Change %
Service charges on deposit accounts	$486	$462	$24	5.19%
Debit card usage fees	478	490	(12)	(2.45)%
Trust services	801	794	7	0.88%
Increase in cash value of bank-owned life insurance	295	278	17	6.12%
Other income	350	322	28	8.70%
Total noninterest income	$2,410	$2,346	$64	2.73%

	Six Months Ended June 30,
Noninterest income:	2025	2024	Change	Change %
Service charges on deposit accounts	$957	$922	$35	3.80%
Debit card usage fees	924	948	(24)	(2.53)%
Trust services	1,578	1,570	8	0.51%
Increase in cash value of bank-owned life insurance	577	552	25	4.53%
Other income	617	653	(36)	(5.51)%
Total noninterest income	$4,653	$4,645	$8	0.17%

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

	Three Months Ended June 30,
Noninterest expense:	2025	2024	Change	Change %
Salaries and employee benefits	$7,343	$7,169	$174	2.43%
Occupancy and equipment	2,034	1,852	182	9.83%
Data processing	643	754	(111)	(14.72)%
Technology and software	791	731	60	8.21%
FDIC insurance	670	631	39	6.18%
Professional fees	303	244	59	24.18%
Director fees	202	236	(34)	(14.41)%
Other expenses:
Insurance expense	291	203	88	43.35%
Business development	199	188	11	5.85%
Trust	175	157	18	11.46%
Consulting fees	52	76	(24)	(31.58)%
Marketing	25	27	(2)	(7.41)%
Low income housing projects amortization	134	151	(17)	(11.26)%
New markets tax credit project amortization and management fees	76	229	(153)	(66.81)%
All other	547	546	1	0.18%
Total other expenses	1,499	1,577	(78)	(4.95)%
Total noninterest expense	$13,485	$13,194	$291	2.21%

	Six Months Ended June 30,
Noninterest expense:	2025	2024	Change	Change %
Salaries and employee benefits	$14,347	$13,658	$689	5.04%
Occupancy and equipment	3,997	3,299	698	21.16%
Data processing	1,260	1,468	(208)	(14.17)%
Technology and software	1,577	1,431	146	10.20%
FDIC insurance	1,257	1,150	107	9.30%
Professional fees	611	501	110	21.96%
Director fees	408	435	(27)	(6.21)%
Other expenses:
Insurance expense	585	395	190	48.10%
Business development	414	397	17	4.39%
Trust	377	327	50	15.29%
Consulting fees	131	137	(6)	(4.38)%
Marketing	36	63	(27)	(42.86)%
Low income housing projects amortization	285	316	(31)	(9.81)%
New markets tax credit project amortization and management fees	152	459	(307)	(66.88)%
All other	1,111	1,026	85	8.28%
Total other	3,091	3,120	(29)	(0.93)%
Total noninterest expense	$26,548	$25,062	$1,486	5.93%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Salaries and employee benefits increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 due primarily to an increase in incentive compensation related accruals. Occupancy and equipment expense increased for the three and six months ended June 30, 2025 compared to the three and six months June 30, 2024 primarily due to an increase in occupancy costs related to new bank buildings. The Company's new headquarters, which opened in April 2024, contributed to the increase for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and the new branch building in Owatonna, Minnesota, which opened in January 2025, contributed to the increase for the three and six months ended June 30, 2025 compared to the same periods in 2024. Insurance expense increased due to increased coverage related to these new bank buildings and general increases in insurance costs.

Technology and software expense increased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 due to ongoing updates in information technology and security solutions. New market tax credit project amortization declined with the expiration of the related tax credit.

Income Tax Expense

The Company recorded income tax expense of $2,365 (22.9 percent of pre-tax income) and $4,558 (22.4 percent of pre-tax income) for the three and six months ended June 30, 2025, compared with $1,190 (18.6 percent of pre-tax income) and $2,562 (18.9 percent of pre-tax income) for the three and six months ended June 30, 2024. The increase in effective tax rates was primarily due to the expiration of the new market tax credit at the end of 2024. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. Additionally, for the six months ended June 30, 2025, a tax benefit of $85 was recorded as a result of the increase in fair value of restricted stock over the vesting period, compared to a tax benefit of $2 for the six months ended June 30, 2024. The tax rates for the first six months of 2025 and 2024 were impacted by total year-to-date tax credits of approximately $330 and $754, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $4,056,669 as of June 30, 2025, compared to total assets of $4,014,991 as of December 31, 2024. Changes in the balance sheet included increases in securities purchased under agreements to resell, deposits and stockholders' equity and a decrease in loans.

Cash and Cash Equivalents

As of June 30, 2025, the Company held securities purchased under agreements to resell of $96,955 compared to none at December 31, 2024. The Company uses these instruments as short-term secured investments which have a maturity of 30 days. Balances will fluctuate based on the Company's liquidity and investment decisions.

Securities

Securities available for sale decreased by $7,856 during the six months ended June 30, 2025. This decrease was primarily due to calls and principal paydowns on securities, partially offset by a decrease in unrealized losses on securities since December 31, 2024. Management concluded unrealized losses in the portfolio as of June 30, 2025 are the result of increases in risk-free market interest rates since the securities were purchased and are not an indication of declining credit quality. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax. The Company expects the securities portfolio as a percentage of total assets to decrease over time as the proceeds from paydowns and maturities may be used for loan growth or repayment of borrowed funds.

As of June 30, 2025, approximately 63 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management believes these securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities.

Loans and Nonperforming Assets

Loans outstanding decreased $38,503 from $3,004,860 as of December 31, 2024 to $2,966,357 as of June 30, 2025. Changes in the loan portfolio during the first six months of 2025 included decreases of $49,110 in construction, land and land development loans and $13,378 in commercial loans and an increase of $14,662 in commercial real estate loans. Loan production in the first six months of 2025 was offset by payoffs resulting from customers selling business assets and refinancings of commercial real estate in the secondary market.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land and land development loans exceed 100 percent of total risk-based capital. Although the commercial real estate portfolio exceeded these regulatory guidelines as of June 30, 2025, they were within the Company's established policy limits and management believes that the Company has appropriate risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2024 was presented in the Company's Form 10-K, filed with the SEC on February 20, 2025, and the Company has not experienced any material changes to that portfolio since December 31, 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	June 30, 2025	December 31, 2024	Change
Nonaccrual loans	$—	$133	$(133)
Loans past due 90 days and still accruing interest	—	—	—
Loan restructurings (1)	—	—	—
Total nonperforming loans	—	133	(133)
Other real estate owned	—	—	—
Total nonperforming assets	$—	$133	$(133)

Nonperforming loans to total loans	0.00%	0.00%	0.00%
Nonperforming assets to total assets	0.00%	0.00%	0.00%
(1)While loan restructurings made to borrowers experiencing financial difficulty (loan restructurings) are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. Loan restructurings on nonaccrual status are categorized as nonaccrual. There were no loan restructurings categorized as nonaccrual as of June 30, 2025 or December 31, 2024.

Deposits

Deposits increased $34,397, or 1.0 percent, during the first six months of 2025. Brokered deposits decreased to $208,284 at June 30, 2025, from $266,418 at December 31, 2024. Excluding brokered deposits, deposits increased $92,531, or 3.0 percent, during the first six months of 2025. In the second quarter of 2025, a local municipal customer deposited approximately $243,000 of bond proceeds that are expected to be withdrawn over 24 months. Deposit inflows and outflows can be influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers' own liquidity needs.

In the second quarter of 2025, the Company entered into two interest rate collar agreements with a total notional amount of $75,000 to mitigate interest rate risk on certain customer deposits. The structure of the interest rate collars is such that the Company pays the counterparty an incremental amount if the index rate falls below the floor rate. Conversely, the Company receives an incremental amount if the index rate rises above the cap rate.

West Bank participates in a reciprocal deposit network which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. As of June 30, 2025, estimated uninsured deposits, which exclude deposits in reciprocal deposit networks, brokered deposits and public funds protected by state programs, were approximately 27.2 percent of total deposits.

Borrowed Funds

The Company had $270,000 of FHLB advances outstanding at June 30, 2025, all of which are one-month rolling advances hedged with long-term interest rate swaps. The interest rate swaps that hedge the interest rates on these FHLB advances have maturity dates ranging from July 2026 through June 2029 and fixed rates ranging from 1.86 percent to 4.32 percent. This strategy of hedging short-term rolling funding provides cost effective fixed-rate wholesale funding through the maturity dates of the various interest rate swaps.

Liquidity

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $345,201 as of June 30, 2025 compared with $243,478 as of December 31, 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers' own liquidity needs. The Company utilizes brokered deposits and other wholesale funding to supplement core deposit fluctuations and loan growth. At June 30, 2025, the Company had $208,284 in brokered deposits, which included fixed-rate deposits and variable-rate deposits with terms through September 2026.

As of June 30, 2025, West Bank had additional borrowing capacity available from the FHLB of approximately $455,000, as well as approximately $53,000 through the Federal Reserve discount window and $75,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $23,276 to liquidity for the six months ended June 30, 2025. Management believed that the combination of high levels of liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity were sufficient to meet our liquidity needs as of June 30, 2025.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,488 and $861 as of June 30, 2025 and December 31, 2024, respectively.

Capital

The Company's total stockholders' equity increased to $240,930 at June 30, 2025 from $227,875 at December 31, 2024. The increase was primarily the result of retained net income and the increase in the market value of our available for sale investment portfolio. While accumulated other comprehensive losses reduce tangible common equity, they have no impact on regulatory capital. At June 30, 2025, the Company's tangible common equity as a percent of tangible assets was 5.94 percent, compared to 5.68 percent as of December 31, 2024.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2025.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025
Total Capital (to Risk-Weighted Assets)
Consolidated	$436,846	12.53%	$278,871	8.00%	$366,018	10.50%	$348,589	10.00%
West Bank	460,414	13.21%	278,788	8.00%	365,910	10.50%	348,486	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	344,763	9.89%	209,153	6.00%	296,301	8.50%	278,871	8.00%
West Bank	428,331	12.29%	209,091	6.00%	296,213	8.50%	278,788	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	324,763	9.32%	156,865	4.50%	244,012	7.00%	226,583	6.50%
West Bank	428,331	12.29%	156,818	4.50%	243,940	7.00%	226,516	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	344,763	8.33%	165,489	4.00%	165,489	4.00%	206,861	5.00%
West Bank	428,331	10.36%	165,441	4.00%	165,441	4.00%	206,801	5.00%

As of December 31, 2024
Total Capital (to Risk-Weighted Assets)
Consolidated	$429,208	12.11%	$283,628	8.00%	$372,261	10.50%	$354,535	10.00%
West Bank	455,572	12.86%	283,468	8.00%	372,051	10.50%	354,335	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	337,232	9.51%	212,721	6.00%	301,354	8.50%	283,628	8.00%
West Bank	423,596	11.95%	212,601	6.00%	301,184	8.50%	283,468	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	317,232	8.95%	159,541	4.50%	248,174	7.00%	230,447	6.50%
West Bank	423,596	11.95%	159,451	4.50%	248,034	7.00%	230,317	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	337,232	7.93%	170,113	4.00%	170,113	4.00%	212,641	5.00%
West Bank	423,596	9.97%	170,029	4.00%	170,029	4.00%	212,537	5.00%

The Company and West Bank are subject to a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At June 30, 2025, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

	At June 30, 2025
	Sensitivity of Net Interest Income Over One Year Horizon
Change in Interest Rates	$ Change	% Change
300 basis points rising	$(7,701)	(7.68)%
200 basis points rising	(5,045)	(5.03)
100 basis points rising	(2,461)	(2.46)
100 basis points falling	2,248	2.24
200 basis points falling	3,649	3.64
300 basis points falling	4,373	4.36

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

West Bancorporation, Inc.
(Registrant)

July 24, 2025	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

July 24, 2025	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)