Form 10-Q
period 2025-09-30
WEST BANCORPORATION INC
filed 2025-10-23
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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

Yes  ☐                      No  ☒

As of October 22, 2025, there were 16,940,785 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$26,875	$28,750
Interest-earning deposits with banks	109,265	214,728
Securities purchased under agreements to resell	96,792	—
Cash and cash equivalents	232,932	243,478
Securities available for sale, at fair value	537,856	544,565
Federal Home Loan Bank stock, at cost	15,190	15,129
Loans	3,008,888	3,004,860
Allowance for credit losses	(30,515)	(30,432)
Loans, net	2,978,373	2,974,428
Premises and equipment, net	109,212	109,985
Accrued interest receivable	13,366	12,825
Bank-owned life insurance	45,875	44,990
Deferred tax assets, net	27,722	33,202
Other assets	24,954	36,389
Total assets	$3,985,480	$4,014,991

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$512,869	$541,053
Interest-bearing demand	448,731	543,855
Savings and money market	1,799,392	1,643,891
Time	545,525	628,797
Total deposits	3,306,517	3,357,596
Subordinated notes, net	80,090	79,893
Federal Home Loan Bank advances	270,000	270,000
Long-term debt	38,986	42,736
Accrued expenses and other liabilities	34,754	36,891
Total liabilities	3,730,347	3,787,116
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,940,785 and 16,832,632 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,000	3,000
Additional paid-in capital	36,473	35,619
Retained earnings	291,069	278,613
Accumulated other comprehensive loss	(75,409)	(89,357)
Total stockholders' equity	255,133	227,875
Total liabilities and stockholders' equity	$3,985,480	$4,014,991

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Loans, including fees	$42,198	$42,504	$124,852	$124,400
Securities:
Taxable	2,643	3,261	8,116	10,071
Tax-exempt	739	806	2,224	2,424
Deposits with banks	2,087	2,041	6,551	3,855
Securities purchased under agreements to resell	1,258	—	1,280	—
Total interest income	48,925	48,612	143,023	140,750
Interest expense:
Deposits	22,539	26,076	66,638	71,578
Federal funds purchased and other short-term borrowings	—	115	—	4,248
Subordinated notes	1,107	1,112	3,316	3,325
Federal Home Loan Bank advances	2,292	2,748	6,786	7,791
Long-term debt	486	601	1,508	1,868
Total interest expense	26,424	30,652	78,248	88,810
Net interest income	22,501	17,960	64,775	51,940
Credit loss expense (benefit)	—	—	—	—
Net interest income after credit loss expense	22,501	17,960	64,775	51,940
Noninterest income:
Service charges on deposit accounts	491	459	1,448	1,381
Debit card usage fees	477	500	1,401	1,448
Trust services	894	828	2,472	2,398
Increase in cash value of bank-owned life insurance	308	287	885	839
Other income	333	285	950	938
Total noninterest income	2,503	2,359	7,156	7,004
Noninterest expense:
Salaries and employee benefits	7,457	6,823	21,804	20,481
Occupancy and equipment	2,090	1,926	6,087	5,225
Data processing	663	771	1,923	2,239
Technology and software	794	722	2,371	2,153
FDIC insurance	637	711	1,894	1,861
Professional fees	303	239	914	740
Director fees	195	223	603	658
Other expenses	1,411	1,477	4,502	4,597
Total noninterest expense	13,550	12,892	40,098	37,954
Income before income taxes	11,454	7,427	31,833	20,990
Income taxes	2,140	1,475	6,698	4,037
Net income	$9,314	$5,952	$25,135	$16,953

Basic earnings per common share	$0.55	$0.35	$1.49	$1.01
Diluted earnings per common share	$0.55	$0.35	$1.48	$1.00
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$9,314	$5,952	$25,135	$16,953
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	12,218	22,981	25,726	13,787
Income tax expense	(3,025)	(5,685)	(6,374)	(3,431)
Other comprehensive income on securities	9,193	17,296	19,352	10,356
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	374	(8,218)	(2,961)	1,635
Plus: reclassification adjustment for net gains realized in net income	(1,396)	(2,697)	(4,212)	(8,510)
Income tax benefit	253	2,708	1,769	1,711
Other comprehensive loss on derivatives	(769)	(8,207)	(5,404)	(5,164)
Total other comprehensive income	8,424	9,089	13,948	5,192
Comprehensive income	$17,738	$15,041	$39,083	$22,145

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2025
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2025	$—	16,940,785	$3,000	$35,773	$285,990	$(83,833)	$240,930
Net income	—	—	—	—	9,314	—	9,314
Other comprehensive income, net of tax	—	—	—	—	—	8,424	8,424
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,235)	—	(4,235)
Stock-based compensation costs	—	—	—	700	—	—	700
Balance, September 30, 2025	$—	16,940,785	$3,000	$36,473	$291,069	$(75,409)	$255,133

	Three Months Ended September 30, 2024
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2024	$—	16,832,632	$3,000	$34,322	$273,981	$(87,420)	$223,883
Net income	—	—	—	—	5,952	—	5,952
Other comprehensive income, net of tax	—	—	—	—	—	9,089	9,089
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,209)	—	(4,209)
Stock-based compensation costs	—	—	—	638	—	—	638
Balance, September 30, 2024	$—	16,832,632	$3,000	$34,960	$275,724	$(78,331)	$235,353

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Nine Months Ended September 30, 2025
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2024	$—	16,832,632	$3,000	$35,619	$278,613	$(89,357)	$227,875
Net income	—	—	—	—	25,135	—	25,135
Other comprehensive income, net of tax	—	—	—	—	—	13,948	13,948
Cash dividends declared, $0.75 per common share	—	—	—	—	(12,679)	—	(12,679)
Stock-based compensation costs	—	—	—	1,986	—	—	1,986
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	108,153	—	(1,132)	—	—	(1,132)
Balance, September 30, 2025	$—	16,940,785	$3,000	$36,473	$291,069	$(75,409)	$255,133

	Nine Months Ended September 30, 2024
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2023	$—	16,725,094	$3,000	$34,197	$271,369	$(83,523)	$225,043
Net income	—	—	—	—	16,953	—	16,953
Other comprehensive income, net of tax	—	—	—	—	—	5,192	5,192
Cash dividends declared, $0.75 per common share	—	—	—	—	(12,598)	—	(12,598)
Stock-based compensation costs	—	—	—	1,850	—	—	1,850
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	107,538	—	(1,087)	—	—	(1,087)
Balance, September 30, 2024	$—	16,832,632	$3,000	$34,960	$275,724	$(78,331)	$235,353

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$25,135	$16,953
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	2,312	2,422
Stock-based compensation	1,986	1,850
Increase in cash value of bank-owned life insurance	(885)	(839)
Depreciation	3,372	2,564
Provision for deferred income taxes	875	1,904
Change in assets and liabilities:
Increase in accrued interest receivable	(541)	(261)
Decrease in other assets	1,055	334
Increase in accrued expenses and other liabilities	1,377	4,129
Net cash provided by operating activities	34,686	29,056
Cash Flows from Investing Activities:
Proceeds from principal paydowns, maturities and calls of securities available for sale	30,319	37,736
Purchases of Federal Home Loan Bank stock	(264)	(57,683)
Proceeds from redemption of Federal Home Loan Bank stock	203	63,445
Net increase in loans	(3,945)	(93,609)
Purchases of premises and equipment	(2,905)	(23,568)
Net cash provided by (used in) investing activities	23,408	(73,679)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(51,079)	304,774
Net decrease in federal funds purchased and other short-term borrowings	—	(150,270)
Principal payments on long-term debt	(3,750)	(3,750)
Common stock dividends paid	(12,679)	(12,598)
Restricted stock units withheld for payroll taxes	(1,132)	(1,087)
Net cash provided by (used in) financing activities	(68,640)	137,069
Net increase (decrease) in cash and cash equivalents	(10,546)	92,446
Cash and Cash Equivalents:
Beginning	243,478	65,357
Ending	$232,932	$157,803

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$77,326	$84,704
Income taxes	2,670	930
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of September 30, 2025 and December 31, 2024, net income, comprehensive income (loss) and changes in stockholders' equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Current accounting developments:  In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards CodificationTM.. The amendments in the ASU are expected to clarify or improve disclosure presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. These amendments have not had an impact to the Company as of September 30, 2025.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table and income taxes paid to be disaggregated by jurisdiction. It also includes certain amendments to improve the effectiveness of income tax disclosures. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted this guidance effective January 1, 2025 and will provide the required disclosures in the Company's annual 2025 filings.
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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$9,314	$5,952	$25,135	$16,953

Weighted average common shares outstanding	16,941	16,833	16,906	16,797
Weighted average effect of restricted stock units outstanding	74	88	89	76
Diluted weighted average common shares outstanding	17,015	16,921	16,995	16,873

Basic earnings per common share	$0.55	$0.35	$1.49	$1.01
Diluted earnings per common share	$0.55	$0.35	$1.48	$1.00
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	309	264	316	303

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$214,189	$14	$(39,145)	$175,058
Collateralized mortgage obligations (1)	260,546	—	(43,449)	217,097
Mortgage-backed securities (1)	137,628	2	(19,652)	117,978
Collateralized loan obligations	14,823	8	—	14,831
Corporate notes	13,750	—	(858)	12,892
	$640,936	$24	$(103,104)	$537,856

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$215,942	$—	$(41,797)	$174,145
Collateralized mortgage obligations (1)	278,754	—	(59,490)	219,264
Mortgage-backed securities (1)	145,992	—	(26,173)	119,819
Collateralized loan obligations	18,932	33	—	18,965
Corporate notes	13,750	—	(1,378)	12,372
	$673,370	$33	$(128,838)	$544,565
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with a total amortized cost of approximately $547,338 and $572,491 as of September 30, 2025 and December 31, 2024, respectively, were pledged as collateral for borrowings and public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of September 30, 2025, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	September 30, 2025
	Amortized Cost	Fair Value
Due after one year through five years	$3,034	$2,755
Due after five years through ten years	51,954	48,650
Due after ten years	187,774	151,376
	242,762	202,781
Collateralized mortgage obligations and mortgage-backed securities	398,174	335,075
	$640,936	$537,856

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

There were no sales of securities available for sale during the three and nine months ended September 30, 2025 and 2024.

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$—	$—	—	$173,161	$(39,145)	94	$173,161	$(39,145)
Collateralized mortgage
obligations	—	—	—	217,097	(43,449)	68	217,097	(43,449)
Mortgage-backed securities	—	—	—	117,564	(19,652)	25	117,564	(19,652)
Corporate notes	—	—	—	12,892	(858)	8	12,892	(858)
	$—	$—	—	$520,714	$(103,104)	195	$520,714	$(103,104)

	December 31, 2024
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$4,485	$(271)	7	$169,650	$(41,526)	90	$174,135	$(41,797)
Collateralized mortgage
obligations	—	—	—	219,264	(59,490)	69	219,264	(59,490)
Mortgage-backed securities	610	(3)	1	119,209	(26,170)	25	119,819	(26,173)
Corporate notes	—	—	—	12,372	(1,378)	8	12,372	(1,378)
	$5,095	$(274)	8	$520,495	$(128,564)	192	$525,590	$(128,838)

If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of September 30, 2025 and December 31, 2024, the Company did not have the intent to sell, nor was it more likely than not that it would be required to sell any of the securities in an unrealized loss position prior to recovery. As of September 30, 2025 and December 31, 2024, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the "Accrued interest receivable" line of the Consolidated Balance Sheets. Interest receivable on securities was $2,862 and $2,842 as of September 30, 2025 and December 31, 2024, respectively, and was excluded from the measurement of credit losses.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Commercial	$511,316	$514,232
Real estate:
Construction, land and land development	448,660	508,147
1-4 family residential first mortgages	87,784	87,858
Home equity	27,083	19,294
Commercial	1,912,235	1,861,195
Consumer and other	24,697	17,287
	3,011,775	3,008,013
Net unamortized fees and costs	(2,887)	(3,153)
	$3,008,888	$3,004,860

Real estate loans of approximately $1,490,000 and $1,470,000 were pledged as security for FHLB advances as of September 30, 2025 and December 31, 2024, respectively.

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

Allowance for Credit Losses for Loans

The following tables detail the changes in the allowance for credit losses (ACL) by loan segment for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,644	$4,098	$623	$241	$19,653	$280	$30,539
Charge-offs	—	—	(27)	(8)	—	—	(35)
Recoveries	7	3	—	1	—	—	11
Provision for credit loss expense(1)	—	(158)	62	40	30	26	—
Ending balance	$5,651	$3,943	$658	$274	$19,683	$306	$30,515

	Nine Months Ended September 30, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,489	$4,354	$650	$200	$19,544	$195	$30,432
Charge-offs	—	—	(27)	(8)	—	—	(35)
Recoveries	21	10	73	14	—	—	118
Provision for credit loss expense(1)	141	(421)	(38)	68	139	111	—
Ending balance	$5,651	$3,943	$658	$274	$19,683	$306	$30,515

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

The following tables present a breakdown of the ACL by segment, disaggregated based on the evaluation method as of September 30, 2025 and December 31, 2024.

	September 30, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,651	3,943	658	274	19,683	306	30,515
Total	$5,651	$3,943	$658	$274	$19,683	$306	$30,515

	December 31, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,489	4,354	650	200	19,544	195	30,432
Total	$5,489	$4,354	$650	$200	$19,544	$195	$30,432

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of September 30, 2025 and December 31, 2024.

	September 30, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	511,316	448,660	87,784	27,083	1,912,235	24,697	3,011,775
Total	$511,316	$448,660	$87,784	$27,083	$1,912,235	$24,697	$3,011,775

	December 31, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$133	$—	$—	$—	$133
Collectively evaluated for credit losses	514,232	508,147	87,725	19,294	1,861,195	17,287	3,007,880
Total	$514,232	$508,147	$87,858	$19,294	$1,861,195	$17,287	$3,008,013

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

Accrued interest on loans of $10,330 and $9,835 at September 30, 2025 and December 31, 2024, respectively, was included in the "Accrued interest receivable" line of the Consolidated Balance Sheets and was excluded from the measurement of credit losses.

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

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land
development	—	—	—	—	—	—
1-4 family residential first
mortgages	—	133	—	133	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$—	$133	$—	$133	$—	$—

There was $18 and $91 of interest income recognized on loans that were on nonaccrual for the nine months ended September 30, 2025 and September 30, 2024, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the delinquency status of the amortized cost of loans as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$511,316	$511,316
Real estate:
Construction, land and
land development	—	—	—	—	448,660	448,660
1-4 family residential
first mortgages	—	—	—	—	87,784	87,784
Home equity	—	—	—	—	27,083	27,083
Commercial	—	—	—	—	1,912,235	1,912,235
Consumer and other	—	—	—	—	24,697	24,697
Total	$—	$—	$—	$—	$3,011,775	$3,011,775

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$514,232	$514,232
Real estate:
Construction, land and
land development	—	—	—	—	508,147	508,147
1-4 family residential
first mortgages	—	—	—	—	87,858	87,858
Home equity	—	—	—	—	19,294	19,294
Commercial	—	—	—	—	1,861,195	1,861,195
Consumer and other	—	—	—	—	17,287	17,287
Total	$—	$—	$—	$—	$3,008,013	$3,008,013

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Loan Restructurings Made to Borrowers Experiencing Financial Difficulty

As of September 30, 2025 and December 31, 2024, the Company had no loan restructurings made to borrowers experiencing financial difficulty. There were no loan restructurings made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2025 and 2024. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross write-off by loan segment and origination year, based on the analysis performed as of September 30, 2025 and December 31, 2024.

	Term Loans by Origination Year
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial
Pass	$84,220	$69,597	$57,844	$66,681	$28,809	$44,027	$151,715	$502,893
Watch	2,210	818	1,112	681	48	—	3,554	8,423
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$86,430	$70,415	$58,956	$67,362	$28,857	$44,027	$155,269	$511,316
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development
Pass	$70,510	$84,535	$133,459	$73,346	$3,210	$746	$82,854	$448,660
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$70,510	$84,535	$133,459	$73,346	$3,210	$746	$82,854	$448,660
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$25,191	$7,632	$11,544	$16,522	$13,471	$4,695	$25	$79,080
Watch	—	—	8,704	—	—	—	—	8,704
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$25,191	$7,632	$20,248	$16,522	$13,471	$4,695	$25	$87,784
Current period gross writeoffs	$—	$—	$—	$—	$—	$27	$—	$27
Home equity
Pass	$744	$292	$2,630	$138	$384	$—	$22,895	$27,083
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$744	$292	$2,630	$138	$384	$—	$22,895	$27,083
Current period gross writeoffs	$—	$—	$—	$—	$8	$—	$—	$8
Commercial
Pass	$276,270	$221,902	$127,656	$431,910	$409,261	$382,366	$41,326	$1,890,691
Watch	—	6,828	1,450	6,036	6,722	—	508	21,544
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$276,270	$228,730	$129,106	$437,946	$415,983	$382,366	$41,834	$1,912,235
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$554	$13,826	$484	$53	$42	$219	$9,519	$24,697
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$554	$13,826	$484	$53	$42	$219	$9,519	$24,697
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

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

The following tables present the amortized cost basis of collateral dependent loans, by primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of September 30, 2025 and December 31, 2024.

As of September 30, 2025
Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Total	$—	$—	$—	$—	$—

	As of December 31, 2024
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$133	$—	$—	$133	$—
Total	$133	$—	$—	$133	$—

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company's allowance for credit losses for unfunded commitments was $1,544 as of September 30, 2025 and December 31, 2024. The allowance for credit losses for off-balance-sheet credit exposures is presented in the "Accrued expenses and other liabilities" line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance-sheet credit exposures is reflected in the "Credit loss expense" line of the Consolidated Statements of Income. There was no provision for credit losses for off-balance-sheet credit exposures during the three and nine months ended September 30, 2025 and a negative provision of $1,000 during the three and nine months ended September 30, 2024.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Interest Rate Derivatives Designated as a Cash Flow Hedge: The Company had interest rate derivatives designated as cash flow hedges with total notional amounts of $520,000 and $420,000 at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the Company had interest rate swaps with a total notional amount of $270,000 that hedge the interest payments of rolling one-month funding consisting of FHLB advances or brokered deposits. Also, as of September 30, 2025, the Company had interest rate swaps with a total notional amount of $40,000 that effectively convert variable-rate long-term debt to fixed-rate debt and swaps with a total notional amount of $110,000 that hedge the interest payments of certain customer deposit accounts.

The Company had interest rate collars designated as cash flow hedges with total notional amounts of $100,000 and $0 as of September 30, 2025 and December 31, 2024, respectively. The Company enters into interest rate collars, to mitigate interest rate risk on certain customer deposits. The structure of the interest rate collars is such that the Company pays the counterparty an incremental amount if the index rate falls below the floor rate. Conversely, the Company receives an incremental amount if the index rate rises above the cap rate.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Cash Flow Hedges:
Interest Rate Swaps:
Gross notional amount	$420,000	$420,000
Fair value in other assets	3,691	9,897
Fair value in other liabilities	(1,104)	(270)
Weighted-average floating rate received	4.59%	4.84%
Weighted-average fixed rate paid	3.30%	3.30%
Weighted-average maturity in years	1.6	2.4
Interest Rate Collars:
Gross notional amount	$100,000	$—
Fair value in other assets	—	—
Fair value in other liabilities	(133)	—
Weighted-average maturity in years	2.8	0.0

Non-Hedging Derivatives:
Gross notional amount	$281,828	$287,235
Fair value in other assets	10,111	14,284
Fair value in other liabilities	(10,111)	(14,284)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pre-tax gain (loss) recognized in other comprehensive income	$374	$(8,218)	$(2,961)	$1,635
Decrease in interest expense	(1,396)	(2,697)	(4,212)	(8,510)

The Company estimates there will be approximately $5,423 reclassified from accumulated other comprehensive income (loss) to decrease interest expense through the 12 months ending September 30, 2026 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate derivative counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of September 30, 2025 and December 31, 2024, the Company pledged $240 and $30, respectively, of collateral to the counterparties in the form of cash on deposit. As of September 30, 2025 and December 31, 2024, the Company's counterparties pledged $11,880 and $24,160, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan collateral and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$7,887	$7,866
Net unrealized losses on securities available for sale	25,460	31,814
Lease liabilities	1,044	1,120
Accrued expenses	245	220
Restricted stock unit compensation	854	1,077
State net operating loss carryforward	2,255	2,042
Other	207	494
	37,952	44,633
Deferred tax liabilities:
Right-of-use assets	1,007	1,083
Deferred loan costs	223	224
Net unrealized gains on interest rate swaps	606	2,375
Premises and equipment	5,527	5,095
New markets tax credit loan	474	474
Other	138	138
	7,975	9,389
Net deferred tax assets before valuation allowance	29,977	35,244
Valuation allowance	(2,255)	(2,042)
Net deferred tax assets	$27,722	$33,202

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

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2025 and 2024.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2024	$(96,564)	$7,207	$(89,357)
Other comprehensive income (loss) before reclassifications	19,372	(2,231)	17,141
Amounts reclassified from accumulated other comprehensive loss	(20)	(3,173)	(3,193)
Net current period other comprehensive income (loss)	19,352	(5,404)	13,948
Balance, September 30, 2025	$(77,212)	$1,803	$(75,409)

Balance, December 31, 2023	$(91,233)	$7,710	$(83,523)
Other comprehensive income before reclassifications	10,381	1,245	11,626
Amounts reclassified from accumulated other comprehensive loss	(25)	(6,409)	(6,434)
Net current period other comprehensive income (loss)	10,356	(5,164)	5,192
Balance, September 30, 2024	$(80,877)	$2,546	$(78,331)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following amounts as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Commitments to fund real estate construction loans	$168,812	$180,986
Other commitments to extend credit	548,559	598,510
Standby letters of credit	14,707	10,734
	$732,078	$790,230

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $14,974 and $17,032 at September 30, 2025 and December 31, 2024, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,488 and $861 as of September 30, 2025 and December 31, 2024, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2025.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$175,058	$—	$175,058	$—
Collateralized mortgage obligations	217,097	—	217,097	—
Mortgage-backed securities	117,978	—	117,978	—
Collateralized loan obligations	14,831	—	14,831	—
Corporate notes	12,892	—	12,892	—
Derivative instruments	13,802	—	13,802	—

Financial liabilities:
Derivative instruments	$11,348	$—	$11,348	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$174,145	$—	$174,145	$—
Collateralized mortgage obligations	219,264	—	219,264	—
Mortgage-backed securities	119,819	—	119,819	—
Collateralized loan obligations	18,965	—	18,965	—
Corporate notes	12,372	—	12,372	—
Derivative instruments	24,181	—	24,181	—

Financial liabilities:
Derivative instruments	$14,554	$—	$14,554	$—

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Individually evaluated loans that are deemed to have impairment are classified within Level 3 of the fair value hierarchy and are recorded at fair value, which is based on the value of the collateral securing these loans. As of both September 30, 2025 and December 31, 2024, there were no individually evaluated loans with a fair value adjustment.

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$26,875	$26,875	$26,875	$—	$—
Interest-earning deposits with banks	109,265	109,265	109,265	—	—
Securities purchased under agreements to resell	96,792	96,792	—	96,792	—
Securities available for sale	537,856	537,856	—	537,856	—
Federal Home Loan Bank stock	15,190	15,190	—	15,190	—
Loans, net	2,978,373	2,959,230	—	2,959,230	—
Accrued interest receivable	13,366	13,366	13,366	—	—
Derivative instruments	13,802	13,802	—	13,802	—
Financial liabilities:
Deposits	$3,306,517	$3,305,371	$—	$3,305,371	$—
Subordinated notes, net	80,090	70,648	—	70,648	—
Federal Home Loan Bank advances	270,000	270,000	—	270,000	—
Long-term debt	38,986	38,986	—	38,986	—
Accrued interest payable	9,318	9,318	9,318	—	—
Derivative instruments	11,348	11,348	—	11,348	—

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
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, including the effects of changes in interest rates; fluctuations in the values of the securities held in our investment portfolio, including as a result of rising interest rates; competitive pressures, including from non-bank competitors such as credit unions, "fintech" companies and digital asset service providers; technological changes implemented by us and other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards or regulatory requirements; the concentration of large deposits from certain clients, including those who have balances above current FDIC insurance limits; the threat or imposition of domestic or foreign tariffs or other governmental policies impacting the global supply chain and the value of products produced by our commercial borrowers; changes in local, national and international economic conditions, including the level and impact of inflation, and future monetary policies of the Federal Reserve in response thereto, and possible recession; the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general or investor and depositor sentiment regarding the stability and liquidity of banks; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; the occurrence of fraudulent activity, breaches or failures of our or our third-party partners' information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, including the ongoing Israeli-Palestinian conflict and the Russian invasion of Ukraine, widespread disease or pandemics, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their business; changes to U.S. tax laws, regulations and guidance; potential changes in federal policy and at regulatory agencies; the impact of a continued shutdown of the U.S. government; talent and labor shortages; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$22,501	$17,960	$64,775	$51,940
Tax-equivalent adjustment (1)	61	29	186	166
Net interest income on a FTE basis (non-GAAP)	22,562	17,989	64,961	52,106
Average interest-earning assets	3,790,154	3,749,688	3,769,158	3,692,647
Net interest margin on a FTE basis (non-GAAP)	2.36%	1.91%	2.30%	1.88%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$22,562	$17,989	$64,961	$52,106
Noninterest income	2,503	2,359	7,156	7,004
Adjustment for losses on disposal of premises and equipment, net	—	26	8	47
Adjusted income	25,065	20,374	72,125	59,157
Noninterest expense	13,550	12,892	40,098	37,954
Efficiency ratio on an adjusted and FTE basis (non-GAAP)(2)	54.06%	63.28%	55.60%	64.16%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three and nine months ended September 30, 2025 are compared to the results for the same periods in 2024, and the consolidated financial condition of the Company as of September 30, 2025 is compared to that as of December 31, 2024. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.

The Company conducts business from its headquarters building in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended September 30, 2025 was $9,314, or $0.55 per diluted common share, compared to $5,952, or $0.35 per diluted common share, for the three months ended September 30, 2024. The Company's annualized return on average assets and return on average equity for the three months ended September 30, 2025 were 0.92 percent and 15.25 percent, respectively, compared to 0.60 percent and 10.41 percent, respectively, for the three months ended September 30, 2024.

Net interest income for the three months ended September 30, 2025 increased $4,541, or 25.3 percent, compared to the three months ended September 30, 2024. The increase in net interest income was primarily due to an increase in interest income on securities purchased under agreements to resell and decreases in interest expense on deposits and borrowed funds, partially offset by a decrease in interest income on securities.

Noninterest income increased $144 for the three months ended September 30, 2025 compared to the same period in 2024. Noninterest expense increased $658 during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to increases in salaries and employee benefits and occupancy and equipment expense.

Net income for the nine months ended September 30, 2025 was $25,135, or $1.48 per diluted common share, compared to $16,953, or $1.00 per diluted common share, for the nine months ended September 30, 2024. The Company's annualized return on average assets and return on average equity for the nine months ended September 30, 2025 were 0.84 percent and 14.27 percent, respectively, compared to 0.59 percent and 10.18 percent, respectively, for the nine months ended September 30, 2024.

Net interest income for the nine months ended September 30, 2025 increased $12,835, or 24.7 percent, compared to the nine months ended September 30, 2024. The increase in net interest income was primarily due to increases in interest income on deposits with banks and securities purchased under agreements to resell and decreases in interest expense on deposits and borrowed funds, partially offset by a decrease in interest income on securities.

Noninterest income increased $152 for the nine months ended September 30, 2025 compared to the same period in 2024. Noninterest expense increased $2,144 during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to increases in salaries and employee benefits and occupancy and equipment expense.

Total loans outstanding increased $4,028, or 0.1 percent, to $3,008,888 during the first nine months of 2025. The credit quality of the loan portfolio remained pristine, as evidenced by the Company's ratio of nonperforming loans to total assets of 0.00 percent as of both September 30, 2025 and December 31, 2024. As of both September 30, 2025 and December 31, 2024, the allowance for credit losses was 1.01 percent of total outstanding loans. Management believed the allowance for credit losses at September 30, 2025 was adequate to absorb expected losses in the loan portfolio as of that date.

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

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the nine months ended September 30, 2025	As of and for the six months ended June 30, 2025	As of and for the six months ended June 30, 2025
Return on average equity	14.27%	13.74%	(0.21%) - 13.93%
Efficiency ratio(1)	55.60%	56.41%	45.60% - 71.29%
Nonperforming assets to total assets	0.00%	0.00%	0.08% - 0.84%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

At its meeting on October 22, 2025, the Company's Board of Directors declared a regular quarterly cash dividend of $0.25 per common share. The dividend is payable on November 19, 2025, to stockholders of record on November 5, 2025.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2025 compared with the same periods in 2024.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	Change %	2025	2024	Change	Change %
Net income	$9,314	$5,952	$3,362	56.49%	$25,135	$16,953	$8,182	48.26%
Average assets	4,004,769	3,973,824	30,945	0.78%	3,988,902	3,916,919	71,983	1.84%
Average stockholders' equity	242,245	227,513	14,732	6.48%	235,551	222,392	13,159	5.92%

Return on average assets	0.92%	0.60%	0.32%		0.84%	0.59%	0.25%
Return on average equity	15.25%	10.41%	4.84%		14.27%	10.18%	4.09%
Net interest margin (1)	2.36%	1.91%	0.45%		2.30%	1.88%	0.42%
Efficiency ratio (1) (2)	54.06%	63.28%	(9.22)%		55.60%	64.16%	(8.56)%
Dividend payout ratio	45.47%	70.71%	(25.24)%		50.44%	74.31%	(23.87)%
Average equity to average assets ratio	6.05%	5.73%	0.32%		5.91%	5.68%	0.23%

					As of September 30,
					2025	2024	Change
Nonperforming assets to total assets (2)					0.00%	0.01%	(0.01)%
Equity to assets ratio					6.40%	5.90%	0.50%
Tangible common equity ratio					6.40%	5.90%	0.50%
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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2025	2024	Change	Change- %	2025	2024	Change	Change- %	2025	2024	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$499,754	$507,127	$(7,373)	(1.45)%	$8,182	$8,514	$(332)	(3.90)%	6.50%	6.68%	(0.18)%
Real estate (3)	2,436,758	2,469,145	(32,387)	(1.31)%	33,647	33,721	(74)	(0.22)%	5.48%	5.43%	0.05%
Consumer and other	23,450	15,000	8,450	56.33%	399	282	117	41.49%	6.75%	7.48%	(0.73)%
Total loans	2,959,962	2,991,272	(31,310)	(1.05)%	42,228	42,517	(289)	(0.68)%	5.66%	5.65%	0.01%

Securities:
Taxable	425,238	468,100	(42,862)	(9.16)%	2,643	3,261	(618)	(18.95)%	2.49%	2.79%	(0.30)%
Tax-exempt (3)	121,446	141,214	(19,768)	(14.00)%	770	822	(52)	(6.33)%	2.54%	2.33%	0.21%
Total securities	546,684	609,314	(62,630)	(10.28)%	3,413	4,083	(670)	(16.41)%	2.50%	2.68%	(0.18)%

Deposits with banks	186,474	149,102	37,372	25.06%	2,087	2,041	46	2.25%	4.44%	5.45%	(1.01)%
Securities purchased under
agreements to resell	97,034	—	97,034	N/A	1,258	—	1,258	N/A	5.07%	—%	5.07%
Total interest-earning assets(3)	$3,790,154	$3,749,688	$40,466	1.08%	48,986	48,641	345	0.71%	5.13%	5.16%	(0.03)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$457,323	$453,589	$3,734	0.82%	1,830	2,167	(337)	(15.55)%	1.59%	1.90%	(0.31)%
Savings and money market	1,817,719	1,609,695	208,024	12.92%	15,021	15,566	(545)	(3.50)%	3.28%	3.85%	(0.57)%
Time deposits	547,133	665,938	(118,805)	(17.84)%	5,688	8,343	(2,655)	(31.82)%	4.12%	4.98%	(0.86)%
Total interest-bearing deposits	2,822,175	2,729,222	92,953	3.41%	22,539	26,076	(3,537)	(13.56)%	3.17%	3.80%	(0.63)%
Borrowed Funds:
Federal funds purchased and
other short-term borrowings	1	8,132	(8,131)	(99.99)%	—	115	(115)	(100.00)%	4.52%	5.62%	(1.10)%
Subordinated notes, net	80,058	79,792	266	0.33%	1,107	1,112	(5)	(0.45)%	5.49%	5.55%	(0.06)%
Federal Home Loan Bank
advances	270,000	315,000	(45,000)	(14.29)%	2,292	2,748	(456)	(16.59)%	3.37%	3.47%	(0.10)%
Long-term debt	39,407	44,407	(5,000)	(11.26)%	486	601	(115)	(19.13)%	4.90%	5.38%	(0.48)%
Total borrowed funds	389,466	447,331	(57,865)	(12.94)%	3,885	4,576	(691)	(15.10)%	3.96%	4.07%	(0.11)%
Total interest-bearing
liabilities	$3,211,641	$3,176,553	$35,088	1.10%	26,424	30,652	(4,228)	(13.79)%	3.26%	3.84%	(0.58)%

Net interest income (FTE) (4)					$22,562	$17,989	$4,573	25.42%
Net interest spread (FTE)									1.87%	1.32%	0.55%
Net interest margin (FTE) (4)									2.36%	1.91%	0.45%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2025	2024	Change	Change- %	2025	2024	Change	Change- %	2025	2024	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$519,911	$525,870	$(5,959)	(1.13)%	$25,167	$26,266	$(1,099)	(4.18)%	6.47%	6.67%	(0.20)%
Real estate (3)	2,447,208	2,438,739	8,469	0.35%	98,704	97,438	1,266	1.30%	5.39%	5.34%	0.05%
Consumer and other	21,248	13,916	7,332	52.69%	1,070	785	285	36.31%	6.73%	7.53%	(0.80)%
Total loans	2,988,367	2,978,525	9,842	0.33%	124,941	124,489	452	0.36%	5.59%	5.58%	0.01%

Securities:
Taxable	428,445	478,742	(50,297)	(10.51)%	8,116	10,071	(1,955)	(19.41)%	2.53%	2.80%	(0.27)%
Tax-exempt (3)	123,371	141,354	(17,983)	(12.72)%	2,321	2,501	(180)	(7.20)%	2.51%	2.36%	0.15%
Total securities	551,816	620,096	(68,280)	(11.01)%	10,437	12,572	(2,135)	(16.98)%	2.52%	2.70%	(0.18)%

Deposits with banks	195,696	94,026	101,670	108.13%	6,551	3,855	2,696	69.94%	4.48%	5.48%	(1.00)%
Securities purchased under
agreements to resell	33,279	—	33,279	N/A	1,280	—	1,280	N/A	5.14%	—%	5.14%
Total interest-earning assets (3)	$3,769,158	$3,692,647	$76,511	2.07%	143,209	140,916	2,293	1.63%	5.08%	5.10%	(0.02)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$498,965	$460,005	$38,960	8.47%	6,192	6,550	(358)	(5.47)%	1.66%	1.90%	(0.24)%
Savings and money market	1,714,363	1,504,553	209,810	13.95%	41,509	42,054	(545)	(1.30)%	3.24%	3.73%	(0.49)%
Time	598,560	622,105	(23,545)	(3.78)%	18,937	22,974	(4,037)	(17.57)%	4.23%	4.93%	(0.70)%
Total interest-bearing deposits	2,811,888	2,586,663	225,225	8.71%	66,638	71,578	(4,940)	(6.90)%	3.17%	3.70%	(0.53)%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	1	101,166	(101,165)	(100.00)%	—	4,248	(4,248)	(100.00)%	4.63%	5.61%	(0.98)%
Subordinated notes, net	79,991	79,726	265	0.33%	3,316	3,325	(9)	(0.27)%	5.54%	5.57%	(0.03)%
Federal Home Loan Bank
advances	270,000	315,000	(45,000)	(14.29)%	6,786	7,791	(1,005)	(12.90)%	3.36%	3.30%	0.06%
Long-term debt	40,657	45,674	(5,017)	(10.98)%	1,508	1,868	(360)	(19.27)%	4.96%	5.46%	(0.50)%
Total borrowed funds	390,649	541,566	(150,917)	(27.87)%	11,610	17,232	(5,622)	(32.63)%	3.97%	4.25%	(0.28)%
Total interest-bearing
liabilities	$3,202,537	$3,128,229	$74,308	2.38%	78,248	88,810	(10,562)	(11.89)%	3.27%	3.79%	(0.52)%

Net interest income (FTE) (4)					$64,961	$52,106	$12,855	24.67%
Net interest spread (FTE)									1.81%	1.31%	0.50%
Net interest margin (FTE) (4)									2.30%	1.88%	0.42%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve decreased the target federal funds interest rate by a total of 100 basis points from September through December of 2024, which impacted the comparability of the net interest margin between the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024. Additionally, in September 2025, the Federal Reserve decreased the target federal funds interest rate by 25 basis points.

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and nine months ended September 30, 2025 increased by 45 and 42 basis points, respectively, compared to the three and nine months ended September 30, 2024. Tax-equivalent net interest income for the three and nine months ended September 30, 2025 increased $4,573 and $12,855, respectively, when compared to the same periods in 2024.

Tax-equivalent interest income on loans decreased $289 for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in tax-equivalent interest income on loans for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to a decrease in average loan balances. Tax-equivalent interest income on loans increased $452 for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in interest income on loans during the nine months ended September 30, 2025 compared to the same period in 2024 was driven primarily by an increase in the average loan balances. The average balance of loans for the nine months ended September 30, 2025 increased $9,842, compared to the nine months ended September 30, 2024. The yield on the loan portfolio increased by 1 basis point for both the three and nine months ended September 30, 2025 compared to the same periods in 2024. While the fixed-rate loan portfolio has benefited from higher prevailing market rates for originations and renewals compared to the roll off rates, the yield on the variable-rate loan portfolio has decreased due to reductions in the prime rate and SOFR rates driven by the reductions in the federal funds rate since September 2024.

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

Tax-equivalent interest income on securities decreased $670 and $2,135, respectively, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The decrease was primarily due to the decrease in average balances of securities. This decrease in average balances of securities was driven by calls and principal paydowns on securities, which have been reinvested in the loan portfolio, deposits with banks and securities purchased under agreements to resell.

Interest income on deposits with banks increased $46 and $2,696, respectively, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The increase was primarily due to the increase in the average balances of interest-bearing deposits with banks. This increase in balance sheet liquidity was driven by the growth in average deposit balances. Additionally, the Company began investing in securities purchased under agreements to resell in June 2025. These produced interest income of $1,258 and $1,280 for the three and nine months ended September 30, 2025.

The average balance of interest-bearing deposits increased $92,953 and $225,225, respectively, for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The rate paid on interest-bearing deposits decreased 63 and 53 basis points for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The decrease in the cost of deposits was primarily driven by the reductions in the federal funds rate since September of 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Interest expense on borrowed funds decreased $691 and $5,622, respectively, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The average balance of borrowed funds decreased $57,865 and $150,917, respectively, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The largest drivers of the decrease in average borrowed funds balances were decreases in average balances of federal funds purchased and other short-term borrowings and FHLB advances. The average balance of federal funds purchased and other short-term borrowings decreased $8,131 and $101,165, respectively, for the three and nine months ended September 30, 2025, compared to the same periods in 2024 primarily due to increases in average customer deposits. The average balance of FHLB advances decreased by $45,000 for both the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. FHLB advances with a total balance of $45,000 matured in the fourth quarter of 2024.

Credit Loss Expense and the Related Allowance for Credit Losses

The credit loss expense recorded on the income statement represents a charge made to earnings to maintain an adequate allowance for credit losses. The adequacy of the allowance for credit losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for credit losses is management's estimate of expected lifetime losses in the loan portfolio as of the balance sheet date. The Company recorded no credit loss expense for loans for the three and nine months ended September 30, 2025. The Company recorded a credit loss expense for loans of $1,000 for the three and nine months ended September 30, 2024. The credit loss expense for loans recorded in 2024 was primarily due to changes in the forecasted loss rates which were driven by increases in forecasted unemployment rates. The Company recorded no credit loss expense related to unfunded commitments for the three and nine months ended September 30, 2025, compared to a negative credit loss expense of $1,000 related to unfunded commitments for the three and nine months ended September 30, 2024. The negative credit loss expense related to unfunded commitments recorded in 2024 was primarily due to decreases in the balance of unfunded commitments resulting primarily from the funding of construction loans. Management believed the allowance for credit losses at September 30, 2025 was adequate to absorb expected losses in the loan portfolio as of that date.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for credit losses on loans for the three and nine months ended September 30, 2025 and 2024 and related ratios.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Balance at beginning of period	$30,539	$28,422	$2,117	$30,432	$28,342	$2,090
Charge-offs	(35)	(16)	(19)	(35)	(20)	(15)
Recoveries	11	13	(2)	118	97	21
Net (charge-offs) recoveries	(24)	(3)	(21)	83	77	6
Provision for credit losses charged
(credited) to operations	—	1,000	(1,000)	—	1,000	(1,000)
Balance at end of period	$30,515	$29,419	$1,096	$30,515	$29,419	$1,096

Average loans outstanding	$2,959,962	$2,991,272		$2,988,367	$2,978,525

Ratio of annualized net (charge-offs)
recoveries during the period to average
loans outstanding	0.00%	0.00%		0.00%	0.00%

Ratio of allowance for credit losses for
loans to average loans outstanding	1.03%	0.98%		1.02%	0.99%

Ratio of allowance for credit losses for
loans to total loans at end of period	1.01%	0.97%		1.01%	0.97%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended September 30,
Noninterest income:	2025	2024	Change	Change %
Service charges on deposit accounts	$491	$459	$32	6.97%
Debit card usage fees	477	500	(23)	(4.60)%
Trust services	894	828	66	7.97%
Increase in cash value of bank-owned life insurance	308	287	21	7.32%
Other income	333	285	48	16.84%
Total noninterest income	$2,503	$2,359	$144	6.10%

	Nine Months Ended September 30,
Noninterest income:	2025	2024	Change	Change %
Service charges on deposit accounts	$1,448	$1,381	$67	4.85%
Debit card usage fees	1,401	1,448	(47)	(3.25)%
Trust services	2,472	2,398	74	3.09%
Increase in cash value of bank-owned life insurance	885	839	46	5.48%
Other income	950	938	12	1.28%
Total noninterest income	$7,156	$7,004	$152	2.17%

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

	Three Months Ended September 30,
Noninterest expense:	2025	2024	Change	Change %
Salaries and employee benefits	$7,457	$6,823	$634	9.29%
Occupancy and equipment	2,090	1,926	164	8.52%
Data processing	663	771	(108)	(14.01)%
Technology and software	794	722	72	9.97%
FDIC insurance	637	711	(74)	(10.41)%
Professional fees	303	239	64	26.78%
Director fees	195	223	(28)	(12.56)%
Other expenses:
Insurance expense	186	197	(11)	(5.58)%
Business development	249	216	33	15.28%
Trust	189	168	21	12.50%
Consulting fees	70	61	9	14.75%
Marketing	22	12	10	83.33%
Low income housing projects amortization	114	123	(9)	(7.32)%
New markets tax credit project amortization and management fees	76	230	(154)	(66.96)%
All other	505	470	35	7.45%
Total other expenses	1,411	1,477	(66)	(4.47)%
Total noninterest expense	$13,550	$12,892	$658	5.10%

	Nine Months Ended September 30,
Noninterest expense:	2025	2024	Change	Change %
Salaries and employee benefits	$21,804	$20,481	$1,323	6.46%
Occupancy and equipment	6,087	5,225	862	16.50%
Data processing	1,923	2,239	(316)	(14.11)%
Technology and software	2,371	2,153	218	10.13%
FDIC insurance	1,894	1,861	33	1.77%
Professional fees	914	740	174	23.51%
Director fees	603	658	(55)	(8.36)%
Other expenses:
Insurance expense	771	592	179	30.24%
Business development	663	613	50	8.19%
Trust	566	495	71	14.34%
Consulting fees	201	198	3	1.52%
Marketing	58	75	(17)	(22.67)%
Low income housing projects amortization	399	439	(40)	(9.11)%
New markets tax credit project amortization and management fees	228	689	(461)	(66.91)%
All other	1,616	1,496	120	8.02%
Total other	4,502	4,597	(95)	(2.07)%
Total noninterest expense	$40,098	$37,954	$2,144	5.65%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Salaries and employee benefits increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 due primarily to an increase in incentive compensation related accruals. Occupancy and equipment expense increased for the three and nine months ended September 30, 2025 compared to the three and nine months September 30, 2024 primarily due to an increase in occupancy costs related to new bank buildings. The Company's new headquarters, which opened in April 2024, contributed to the increase for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and the new branch building in Owatonna, Minnesota, which opened in January 2025, contributed to the increase for the three and nine months ended September 30, 2025 compared to the same periods in 2024. Insurance expense increased for the nine months ended September 30, 2025 compared to the same period in 2024 due to increased coverage related to these new bank buildings and general increases in insurance costs.

Technology and software expense increased for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 due to ongoing updates in information technology and security solutions. New market tax credit project amortization declined with the expiration of the related tax credit.

Income Tax Expense

The Company recorded income tax expense of $2,140 (18.7 percent of pre-tax income) and $6,698 (21.0 percent of pre-tax income) for the three and nine months ended September 30, 2025, compared with $1,475 (19.9 percent of pre-tax income) and $4,037 (19.2 percent of pre-tax income) for the three and nine months ended September 30, 2024. The decrease in effective tax rate for the three months ended September 30, 2025 compared to the same period in 2024 was due to a change in estimate of energy-related investment tax credits in the third quarter of 2025. The increase in effective tax rate for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the expiration of the new markets tax credit at the end of 2024. The tax rates for the first nine months of 2025 and 2024 were impacted by total year-to-date tax credits of approximately $495 and $1,131, respectively. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. Additionally, for the nine months ended September 30, 2025, a tax benefit of $85 was recorded as a result of the increase in fair value of restricted stock over the vesting period, compared to a tax benefit of $2 for the nine months ended September 30, 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $3,985,480 as of September 30, 2025, compared to total assets of $4,014,991 as of December 31, 2024. Changes in the balance sheet included increases in securities purchased under agreements to resell and stockholders' equity and decreases in deposits and interest-earning deposits in banks.

Cash and Cash Equivalents

As of September 30, 2025, the Company held securities purchased under agreements to resell of $96,792 compared to none at December 31, 2024. The Company uses these instruments as short-term secured investments which have a maturity of approximately 30 days. Balances will fluctuate based on the Company's liquidity and investment strategies.

Securities

Securities available for sale decreased by $6,709 during the nine months ended September 30, 2025. This decrease was primarily due to calls and principal paydowns on securities, partially offset by a decrease in unrealized losses on securities since December 31, 2024. Management concluded unrealized losses in the portfolio as of September 30, 2025 are the result of increases in risk-free market interest rates since the securities were purchased and are not an indication of declining credit quality. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax. The Company expects the securities portfolio as a percentage of total assets to decrease over time as the proceeds from paydowns and maturities may be used for loan growth or repayment of borrowed funds.

As of September 30, 2025, approximately 62 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management believes these securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities.

Loans and Nonperforming Assets

Loans outstanding increased $4,028 from $3,004,860 as of December 31, 2024 to $3,008,888 as of September 30, 2025. Changes in the loan portfolio during the first nine months of 2025 included an increase of $51,040 in commercial real estate loans and a decrease of $59,487 in construction, land and land development loans.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land and land development loans exceed 100 percent of total risk-based capital. Although the commercial real estate portfolio exceeded these regulatory guidelines as of September 30, 2025, they were within the Company's established policy limits and management believes that the Company has appropriate risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2024 was presented in the Company's Annual Report on Form 10-K, filed with the SEC on February 20, 2025, and the Company has not experienced any material changes to that portfolio since December 31, 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	September 30, 2025	December 31, 2024	Change
Nonaccrual loans	$—	$133	$(133)
Loans past due 90 days and still accruing interest	—	—	—
Loan restructurings (1)	—	—	—
Total nonperforming loans	—	133	(133)
Other real estate owned	—	—	—
Total nonperforming assets	$—	$133	$(133)

Nonperforming loans to total loans	0.00%	0.00%	0.00%
Nonperforming assets to total assets	0.00%	0.00%	0.00%
(1)While loan restructurings made to borrowers experiencing financial difficulty (loan restructurings) are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. Loan restructurings on nonaccrual status are categorized as nonaccrual. There were no loan restructurings categorized as nonaccrual as of September 30, 2025 or December 31, 2024.

Deposits

Deposits decreased $51,079, or 1.5 percent, during the first nine months of 2025. Brokered deposits decreased to $204,832 at September 30, 2025, from $266,418 at December 31, 2024. Excluding brokered deposits, deposits increased $10,507, or 0.3 percent, during the first nine months of 2025. Deposit inflows and outflows can be influenced by prevailing market interest rates, competition, local and national economic conditions, normal operating cycles of public fund deposits and fluctuations in our business customers' own liquidity needs.

In the first nine months of 2025, the Company entered into three interest rate collar agreements with a total notional amount of $100,000 to mitigate interest rate risk on certain customer deposits. The structure of the interest rate collars is such that the Company pays the counterparty an incremental amount if the index rate falls below the floor rate. Conversely, the Company receives an incremental amount if the index rate rises above the cap rate.

West Bank participates in a reciprocal deposit network which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. As of September 30, 2025, estimated uninsured deposits, which exclude deposits in reciprocal deposit networks, brokered deposits and public funds protected by state programs, were approximately 28.6 percent of total deposits.

Borrowed Funds

The Company had $270,000 of FHLB advances outstanding at September 30, 2025, all of which are one-month rolling advances hedged with long-term interest rate swaps. The interest rate swaps that hedge the interest rates on these FHLB advances have maturity dates ranging from July 2026 through June 2029 and fixed rates ranging from 1.86 percent to 4.32 percent. This strategy of hedging short-term rolling funding provides cost effective fixed-rate wholesale funding through the maturity dates of the various interest rate swaps.

Liquidity

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $232,932 as of September 30, 2025 compared with $243,478 as of December 31, 2024.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions, operating cycles of public fund deposits and fluctuations in our business customers' own liquidity needs. The Company utilizes brokered deposits and other wholesale funding to supplement core deposit fluctuations and loan growth. At September 30, 2025, the Company had $204,832 in brokered deposits, which included fixed-rate deposits and variable-rate deposits with terms through February 2027.

As of September 30, 2025, West Bank had additional borrowing capacity available from the FHLB of approximately $545,000, as well as approximately $53,000 through the Federal Reserve discount window and $75,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $34,686 to liquidity for the nine months ended September 30, 2025. Management believed that the combination of high levels of liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity were sufficient to meet our liquidity needs as of September 30, 2025.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,488 and $861 as of September 30, 2025 and December 31, 2024, respectively.

Capital

The Company's total stockholders' equity increased to $255,133 at September 30, 2025 from $227,875 at December 31, 2024. The increase was primarily the result of growth in retained earnings and the increase in the market value of our available for sale investment portfolio. While accumulated other comprehensive losses reduce tangible common equity, they have no impact on regulatory capital. At September 30, 2025, the Company's tangible common equity as a percent of tangible assets was 6.40 percent, compared to 5.68 percent as of December 31, 2024.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2025.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025
Total Capital (to Risk-Weighted Assets)
Consolidated	$442,602	12.54%	$282,290	8.00%	$370,506	10.50%	$352,863	10.00%
West Bank	464,483	13.17%	282,218	8.00%	370,412	10.50%	352,773	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	350,542	9.93%	211,718	6.00%	299,933	8.50%	282,290	8.00%
West Bank	432,423	12.26%	211,664	6.00%	299,857	8.50%	282,218	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	330,542	9.37%	158,788	4.50%	247,004	7.00%	229,361	6.50%
West Bank	432,423	12.26%	158,748	4.50%	246,941	7.00%	229,303	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	350,542	8.51%	164,811	4.00%	164,811	4.00%	206,014	5.00%
West Bank	432,423	10.50%	164,775	4.00%	164,775	4.00%	205,968	5.00%

As of December 31, 2024
Total Capital (to Risk-Weighted Assets)
Consolidated	$429,208	12.11%	$283,628	8.00%	$372,261	10.50%	$354,535	10.00%
West Bank	455,572	12.86%	283,468	8.00%	372,051	10.50%	354,335	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	337,232	9.51%	212,721	6.00%	301,354	8.50%	283,628	8.00%
West Bank	423,596	11.95%	212,601	6.00%	301,184	8.50%	283,468	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	317,232	8.95%	159,541	4.50%	248,174	7.00%	230,447	6.50%
West Bank	423,596	11.95%	159,451	4.50%	248,034	7.00%	230,317	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	337,232	7.93%	170,113	4.00%	170,113	4.00%	212,641	5.00%
West Bank	423,596	9.97%	170,029	4.00%	170,029	4.00%	212,537	5.00%

The Company and West Bank are subject to a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2025, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

	At September 30, 2025
	Sensitivity of Net Interest Income Over One Year Horizon
Change in Interest Rates	$ Change	% Change
300 basis points rising	$(7,824)	(8.06)%
200 basis points rising	(5,149)	(5.31)
100 basis points rising	(2,546)	(2.62)
100 basis points falling	2,477	2.55
200 basis points falling	4,231	4.36
300 basis points falling	5,269	5.43

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

West Bancorporation, Inc.
(Registrant)

October 23, 2025	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

October 23, 2025	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)