Form 10-K
period 2025-12-31
WEST BANCORPORATION INC
filed 2026-02-26
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025, was approximately $317,424,991 (based on the closing price on the Nasdaq Global Select Market on that date of $19.63).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the most recent practicable date, February 25, 2026.

16,940,785 shares of common stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which will be filed on or before March 3, 2026, is incorporated by reference into Part III hereof to the extent indicated in such Part.

(PAGE INTENTIONALLY LEFT BLANK)

West Bancorporation, Inc. and Subsidiary
“SAFE HARBOR” CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, including the effects of changes in interest rates; fluctuations in the values of the securities held in our investment portfolio, including as a result of changes in interest rates; competitive pressures, including from non-bank competitors such as credit unions, “fintech” companies and digital asset service providers; technological changes implemented by us and other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards or regulatory requirements; the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation (FDIC) insurance limits; the threat or imposition of domestic or foreign tariffs or other governmental policies impacting the global supply chain and the value of products produced by our commercial borrowers; changes in local, national and international economic conditions, including the level and impact of inflation, and future monetary policies of the Federal Reserve or executive orders in response thereto; the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment regarding the stability and liquidity of banks; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; the occurrence of fraudulent activity, breaches or failures of our or our third-party partners’ information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade, foreign and other regulatory policies of the U.S. government; military conflicts, acts of war or terrorism or threats thereof, including the Israeli-Palestinian conflict, recent military activity in Venezuela and the Russian invasion of Ukraine; widespread disease or pandemics, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their businesses; changes to U.S. tax laws, regulations and guidance; potential changes in federal policy and at regulatory agencies under the Trump administration; new or revised accounting policies or practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board; talent and labor shortages and employee turnover; and any other risks described in the “Risk Factors” sections of reports filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

General Development of Business

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA). The Company was formed in 1984 to own West Bank, an Iowa-chartered bank headquartered in West Des Moines, Iowa. West Bank is a business-focused community bank that was organized in 1893. The Company’s primary activity during 2025 was the ownership of West Bank. The Company’s and West Bank’s only business is banking, and therefore, no segment information is presented in this report. For additional information regarding the Company’s segment reporting, see Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K .

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

West Bancorporation, Inc. and Subsidiary

The Company currently operates in the following markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which includes the area surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

The Company continues to grow, as total assets at the end of 2025 totaled $4.1 billion compared to $4.0 billion at the end of 2024, an increase of 3.2 percent. Total deposits at the end of 2025 totaled $3.5 billion compared to $3.4 billion at the end of 2024, an increase of 3.3 percent. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality.
The Company declared and paid cash dividends on its common stock totaling $1.00 per share in 2025 and declared a $0.25 quarterly dividend on January 28, 2026, payable on February 25, 2026, to stockholders of record on February 11, 2026. The Company expects to continue paying regular quarterly dividends in the future. In the opinion of management, the capital position of the Company is strong. At December 31, 2025, the Company’s tangible common equity ratio was 6.42 percent compared to 5.68 percent at December 31, 2024. As of December 31, 2025 and 2024, the Company had no intangible assets or preferred stock outstanding. Additional information on capital can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

West Bank offers a full range of commercial and consumer deposit services, including checking, savings and money market accounts and time certificates of deposit. West Bank also offers online banking, mobile banking and treasury management services, which help to meet the banking needs of its customers. Treasury management services offered to business customers include online and mobile cash management, client-generated automated clearing house transactions, remote deposit capture, lock box and fraud protection services. Also offered are merchant card processing and corporate credit cards.

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

As of December 31, 2025, we conducted banking operations through 11 locations in central and eastern Iowa and southern Minnesota. The economies in our market areas are well diversified. We believe that an important factor contributing to our historical performance and our ability to execute our strategic priorities is the vibrancy of our markets. Our markets are home to major financial services companies, healthcare systems, educational institutions, technology and agribusiness companies, and state and local governments. Our markets host major employers such as Principal Financial Group, Wells Fargo, Hy-Vee, John Deere, Mayo Clinic, University of Iowa, University of Iowa Health Care, MercyOne, UnityPoint Health, CentraCare Health Systems and IBM.

The markets in which we operate have generally experienced population growth over the past five years. Des Moines-West Des Moines is the largest metropolitan statistical area (MSA) in Iowa, while Iowa City and Coralville make up the fourth largest MSA in Iowa. Rochester and St. Cloud are the third and fourth largest MSAs in Minnesota, respectively. We believe our markets are economically stable. Unemployment rates in all our markets are below the national unemployment rate of 4.4 percent as of December 31, 2025, according to data from the U.S. Bureau of Labor Statistics.

West Bancorporation, Inc. and Subsidiary

The market areas served by West Bank are highly competitive with respect to both loans and deposits. West Bank competes with other commercial banks, credit unions, mortgage companies and other financial service providers, including financial technology (FinTech) companies. According to the Federal Deposit Insurance Corporation’s (FDIC) Summary of Deposits as of June 30, 2025, West Bank ranked seventh in the state of Iowa in terms of deposit share. Some of West Bank’s competitors are locally controlled, while others are regional, national or international companies. The larger, international, national or regional banks have certain competitive advantages due to their ability to undertake substantial advertising campaigns and allocate their investment assets to out-of-market geographic regions with potentially higher returns. Such banks also offer certain services, such as international and conduit financing transactions, which are not offered directly by West Bank. These larger banking organizations also have much higher legal lending limits than West Bank, and therefore, may be better able to service large regional, national and global commercial customers. The financial services industry has become even more competitive in recent years as a result of legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks, such as FinTech companies, to offer deposit and loan products and services traditionally provided by banks.

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

We continue to invest in initiatives aimed at the growth and readiness of our workforce, including our West Bank Women’s Impact Network (WIN). WIN connects and expands relationships among women at West Bank with women in our communities and our customers. The network builds a system of sponsors and mentors to provide more opportunities for women in leadership at West Bank and furthers our impact on the community through support and sponsorship of women’s leadership initiatives. 20 percent of West Bank’s current executive management team and 41 percent of West Bank officers and department managers are women. Currently, women comprise 30 percent of the directors on our Board of Directors.

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

West Bancorporation, Inc. and Subsidiary

Our approach also promotes longevity in our workforce. The average tenure of our employees is nine years and the average tenure of bank officers is over 12 years. Approximately 17 percent of employees have been with West Bank for 10-15 years and approximately 22 percent of employees have been with West Bank for over 15 years. Non-teller turnover was approximately 7 percent in both 2025 and 2024. We conduct periodic company-wide employee engagement surveys to assess employee satisfaction and engagement.

Succession planning and talent development are important at all levels within our organization. The Board oversees executive management’s succession plan for our named executive officers. The Board’s succession planning activities are ongoing. In addition, the CEO annually provides the Board with his assessment of senior leaders and their potential to succeed at key senior management positions.

SUPERVISION AND REGULATION

General

Banking institutions insured by the Federal Deposit Insurance Corporation (FDIC), together with their holding companies and affiliates, are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various banking agencies, including the Iowa Division of Banking (IDOB), the Board of Governors of the Federal Reserve System (Federal Reserve), the FDIC and federal and state consumer financial protection agencies. Furthermore, taxation laws administered by the Internal Revenue Service (IRS) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (FASB), securities laws administered by the U.S. Securities and Exchange Commission (SEC) and state securities authorities, and anti-money laundering and sanctions laws enforced by the U.S. Department of the Treasury (Treasury) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of our business; the kinds and amounts of investments that we may make; required capital levels relative to our assets; the nature and amount of collateral for loans; the establishment of branches; our ability to merge, consolidate and acquire; dealings with our insiders and affiliates; and our payment of dividends. In response to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and other systemically important financial institutions, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (Regulatory Relief Act) clarified the inapplicability of certain Dodd-Frank Act reforms to community banking organizations, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee, or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds.

Over the past year, the federal banking agencies have continued efforts to reduce regulatory burden on banking organizations, including community banks, through various supervisory, regulatory, and policy initiatives. These efforts have included rescission or revision of certain rulemakings and proposals, initiatives to streamline examination and application processes, and efforts to increase transparency and consistency in supervisory expectations. Congress also has considered additional measures aimed at easing specific compliance obligations for community banks, although no reforms comparable in scope to the Regulatory Relief Act have been enacted to date. These regulatory developments may be favorable to our operations; however, future changes in laws, regulations, or supervisory priorities, and their impacts on our business, remain uncertain.

The supervisory framework applicable to U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies. These examinations result in confidential examination reports and supervisory ratings that may impact an institution’s operations, capital levels, growth, and strategic initiatives. Examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality, management performance, earnings, liquidity, and overall risk profile, among other things. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine that such operations are unsafe or unsound, violate applicable law, or are otherwise inconsistent with laws and regulations. Changes in supervisory approach or emphasis may materially affect our operations and financial results.

West Bancorporation, Inc. and Subsidiary

In recent supervisory communications, rulemakings, and policy statements, federal banking agencies have indicated an increased focus on core, material financial risks (rather than risk management processes), greater transparency in supervisory expectations, and efforts to reduce examination burden, particularly for community banks. For example, the FDIC, West Bank’s primary federal regulator, has proposed or implemented initiatives: (i) to clarify standards for unsafe or unsound practices; (ii) to enhance supervisory appeals processes; (iii) to streamline examination procedures; and (iv) to revise standards governing the termination of enforcement actions. These initiatives may enable management to focus more effectively on growth opportunities and the management of material financial risks.

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

Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Pursuant to the BHCA and the Dodd-Frank Act, the Federal Reserve may permit a well-capitalized and well-managed bank holding company to acquire banks located in any U.S. state, subject to federal deposit concentration limits, applicable nondiscriminatory state deposit-cap laws, and state minimum-existence requirements for target banks (not exceeding five years).

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than five percent of the outstanding voting shares of any nonbanking entity, and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including, among other things, the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage services. The BHCA does not place formal territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve in certain circumstances, prior approval for the establishment or acquisition of nonbank subsidiaries by a bank holding company may be required from other agencies, such as the IDOB or agencies that regulate such nonbank company.

Financial Holding Company Election. Bank holding companies that meet certain BHCA eligibility requirements and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that: (i) the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity; or (ii) the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally.

West Bancorporation, Inc. and Subsidiary

In the third quarter of 2016, we elected to operate as a financial holding company. To maintain our status as a financial holding company, both the Company and West Bank must be well-capitalized and well-managed, and West Bank must have at least a satisfactory CRA rating. If the Federal Reserve determines that either the Company or West Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to re-achieve compliance with those requirements, but, during the period of noncompliance, the Federal Reserve may place any limitations on the Company that it deems appropriate. Furthermore, if the Federal Reserve determines that West Bank has not achieved a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities. As of December 31, 2025, we retained our election as a financial holding company, but we have not engaged in any activity, and do not own any assets, for which financial holding company designation is required. The election affords us the ability to respond more quickly to market developments and opportunities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agencies. Control is conclusively determined to exist upon the acquisition of 25 percent or more of the outstanding voting securities of a bank or bank holding company, but may be presumed to arise under certain circumstances between 10 percent and 24.99 percent ownership.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Finally, the Basel III Rule imposes consolidated capital requirements on banking organizations. As a result, banking organizations must hold a capital conservation buffer of 2.5 percent of risk-weighted assets in Common Equity Tier 1 Capital above the minimum risk-based capital requirements to avoid regulatory limits on dividends and other capital distributions. See “-the Basel III Rule” below.

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

The Dodd-Frank Act also directed the Federal Reserve, in coordination with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded. Although several agencies have made repeated efforts to implement rules under this provision of the Dodd-Frank Act-including a proposal issued most recently in May 2024, which was subsequently withdrawn-no final rule has been adopted at this time.

West Bancorporation, Inc. and Subsidiary

Supervision and Regulation of West Bank

General. West Bank is an Iowa-chartered, nonmember bank. The deposit accounts of West Bank are insured by the FDIC’s Deposit Insurance Fund (DIF) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor, per ownership category. Ongoing policy discussions at the federal level have focused on potential changes to deposit insurance coverage, including possible adjustments to coverage limits, although no definitive changes have been enacted.
West Bank is subject to the examination, supervision, reporting, and enforcement requirements of the IDOB, its chartering authority, and the FDIC, which is designated by federal law as the primary federal regulator of insured state banks that, like West Bank, are not members of the Federal Reserve System.

Deposit Insurance Assessments. As an FDIC-insured institution, West Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions, like West Bank, that are not considered large and highly complex banking organizations, assessments are based on examination ratings and financial ratios. For small institutions that have been insured for more than five years, the total base assessment rates, effective as of January 1, 2023, generally range from 2.5 basis points (for the lowest risk institutions) to 32 basis points or beyond (for higher risk institutions).

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In a May 2025 report, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates are currently projected.

In addition, because the cost of the failures of Silicon Valley Bank and Signature Bank attributable to the systemic risk exception was approximately $16.7 billion, the FDIC adopted a special assessment applicable to bank organizations with total assets of $5 billion or more. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Because the Company does not have $5 billion or more in assets, this special assessment does not apply.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the IDOB to fund the operations of that agency. The amount of the assessment is calculated on the basis of West Bank’s total assets and the costs and expenses incurred in the discharge of the IDOB’s examination, supervisory, and regulatory duties.

Bank Capital Requirements. Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e., banking organizations) generally are required to hold more capital than other businesses, which directly affects the Company’s and West Bank’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the 2007-2008 global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banking organizations beginning in 1989 have been based upon international capital accords (known as the “Basel” accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as interpreted and implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored into the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.

West Bancorporation, Inc. and Subsidiary

The Basel III Rule. The U.S. federal banking agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective in 2015 (with certain phase-ins) (the Basel III Rule). The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those established previously and are still in effect today. The Basel III Rule increased the required quantity and quality of capital and required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings for bank assets. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. Thus, West Bank and the Company are subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, by requiring that capital instruments be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital (CET1), which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and CET1 minority interests, subject to certain regulatory adjustments and deductions. The Basel III Rule also changed the definition of regulatory capital by establishing more stringent criteria for instruments to qualify as Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). In addition, the Basel III Rule limited the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in regulatory capital and required deductions from CET1 if such assets exceeded prescribed thresholds.

The Basel III Rule requires banking organizations to maintain minimum capital ratios to be deemed “adequately capitalized,” as follows:

•A ratio of CET1 equal to 4.5% of risk-weighted assets;
•A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
•A ratio of Total Capital (Tier 1 plus Tier 2 Capital) equal to 8% of risk-weighted assets; and
•A Tier 1 leverage ratio (calculated as Tier 1 Capital divided by average total quarterly) assets equal to 4% of risk-weighted assets.

In addition, banking organizations that want to make capital distributions (including dividends and share repurchases) and pay discretionary bonuses to executive officers without restriction must maintain 2.5% of CET1 in the form of a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a cushion of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the capital conservation buffer increases the minimum ratios described above to 7% for CET1, 8.5% for Tier 1 Capital, and 10.5% for Total Capital.

Well Capitalized Requirements. The capital ratios described above represent minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to maintain capital levels above these minimums and to be classified as “well-capitalized.” To that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital in excess of minimum regulatory requirements. For example, a well-capitalized banking organization may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain activities; (ii) receive expedited processing of other required notices or applications; and (iii) accept, roll-over, or renew brokered deposits.

In addition, the banking agencies may require higher capital levels where warranted by an institution’s specific risk profile or operating circumstances. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, risks, such as interest rate risk, or risks associated with credit concentration, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum regulatory levels.

Under the FDIC and the Federal Reserve regulations, in order to be well‑capitalized, West Bank and the Company must maintain:

•A CET1 ratio to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•A Tier 1 leverage ratio of 5% or greater.

Under the Basel III Rule, a banking organization may be considered “well capitalized” while not complying with the capital conservation buffer requirements described above.

West Bancorporation, Inc. and Subsidiary

As of December 31, 2025: (i) West Bank was not subject to a directive from IDOB or the FDIC to increase its capital; and (ii) West Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2025, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. West Bank and the Company also were in compliance with the capital conservation buffer.

Basel III Endgame Proposal. Previously, federal banking agencies proposed a “Basel III Endgame Rule” to complete the implementation of certain aspects of the Basel III accords; however, the proposal was not adopted, in part due to stakeholder concerns regarding potential economic impacts, data transparency, and the alignment of certain provisions with statutory tailoring requirements. Based on public statements from federal agency officials, it is anticipated that a revised proposal may be issued in the future. Any re-proposal of the Basel III Endgame Rule is expected to primarily affect large, complex banking organizations.

Prompt Corrective Action. The concept of a banking organization being “adequately capitalized” or “well capitalized,” as defined above, is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the banking agencies’ powers depends on whether the banking organization in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the banking agencies’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification. Community banking organizations have long raised concerns with federal banking agencies about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single “Community Bank Leverage Ratio” (CBLR) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has: (i) less than $10 billion in total consolidated assets, (ii) limited amounts of certain assets and off-balance sheet exposures, and (iii) a CBLR greater than 9%. In late 2025, the federal banking agencies proposed changes to the CBLR framework intended to encourage broader adoption, including reducing the required leverage ratio from 9.0% to 8.0%; however, the proposal has not yet been finalized. We have not elected to use the CBLR framework at this time.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations, such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high-quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in 2023 was unprecedented and contributed to acute liquidity and funding strain, underscoring the importance of liquidity risk management and contingency funding planning by insured depository institutions like West Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.

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

West Bancorporation, Inc. and Subsidiary

Dividend Payments. The primary source of funds for the Company is dividends from West Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The IDOB may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as West Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, West Bank exceeded its capital requirements under applicable guidelines as of December 31, 2025. Notwithstanding the availability of funds for dividends, however, the FDIC and the IDOB may prohibit the payment of dividends by West Bank if either agency determines that such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that want to pay dividends must maintain 2.5 percent in CET1 attributable to the capital conservation buffer. See “—Bank Capital Requirements” above.

State Bank Investments, Activities, and Acquisitions. West Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized under Iowa law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries from engaging as principal in any activity that is not permitted for a national bank, unless they meet and continue to meet minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of West Bank.

West Bank may be required to obtain approval from the IDOB, the FDIC, and other applicable banking or financial services agencies before engaging in certain acquisitions or mergers under applicable state and federal law. In 2025, the federal banking agencies rescinded certain prior administrative actions regarding the review and approval of mergers and acquisitions, with the intent of streamlining and expediting the regulatory review of certain merger and acquisition applications. With respect to interstate mergers and acquisitions, federal law permits state banks to merge with out-of-state banks subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law requirements that the merging bank has been in existence for a minimum period of time (not to exceed five years), prior to the merger.

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

Affiliate and Insider Transactions. West Bank is subject to certain restrictions imposed by federal law on “covered transactions” between West Bank and its “affiliates.” The Company is an affiliate of West Bank for purposes of these restrictions. Covered transactions subject to these restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company, and the acceptance of the Company’s stock or other securities as collateral for loans made by West Bank. The Dodd-Frank Act enhanced these requirements by expanding the definition of “covered transactions” and extending the period for which collateral requirements for such transactions must be maintained.

Certain limitations and reporting requirements also apply to extensions of credit by West Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders under state and federal law. In addition, federal law and regulations may govern the terms on which any person who is a director or officer of the Company or West Bank, or a principal stockholder of the Company, may obtain credit from banks with which West Bank maintains a correspondent relationship.

Safety and Soundness Standards/Risk Management. FDIC-insured institutions are expected to operate in a safe and sound manner. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of such institutions that address internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. These standards generally prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.

If an institution fails to operate in a safe and sound manner its primary federal regulator may require the submission of a plan to achieve and maintain compliance. Failure to submit an acceptable compliance plan, or to implement a plan in any material respect, may result in formal agency orders directing the institution to cure deficiencies. Until such deficiencies are resolved, the agency may restrict the institution’s rate of growth, require additional capital, limit deposit rates, or take other corrective action as deemed appropriate. Operating in an unsafe or unsound manner also will constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.

West Bancorporation, Inc. and Subsidiary

Federal banking agencies have emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions. In 2025, however, the agencies signaled a shift toward focusing on the identification and management of material financial risks, rather than primarily on adherence to prescriptive operational processes. Although effective risk management, internal controls, and board and management oversight remain important, supervisory attention may increasingly center on whether specific practices pose material harm to the institution’s financial condition or create a risk of loss to the DIF. Despite this potential shift in focus, the agencies continue to evaluate a broad spectrum of risks including credit, market, liquidity, operational, and legal risks, emphasizing their potential impact on safety and soundness. Notably, the federal banking agencies have indicated that they intend to remove reputation risk from consideration, citing concerns about its use in restricting banking services to certain industries or groups. The key risk themes identified for 2025 are discussed under Risk Factors.

West Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls. The federal banking agencies also issued guidance on specific risk management topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly).

Privacy and Cybersecurity. West Bank is subject to numerous U.S. federal and state laws and regulations aimed at protecting the non-public, confidential information of its customers. These laws require West Bank to periodically disclose its privacy policies and practices regarding the sharing of non-public customer information, and in certain circumstances, permit consumers to opt out of the sharing of information with unaffiliated third parties. They also limit West Bank’s ability to share certain information with affiliates and non-affiliates for marketing or non-marketing purposes. In addition, as a part of its operational risk mitigation, West Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to protect the security and confidentiality of customer records and information, and to require the same of its service providers. These security and privacy policies and procedures are applied consistently across all business lines and geographic locations.

West Bank and the Company are also subject to federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents. In addition, West Bank must consider and address cybersecurity risks as part of its risk management processes, including implementing and maintaining appropriate safeguards, monitoring and testing systems, and overseeing the cybersecurity practices of its service providers. Regulatory guidance emphasizes the cybersecurity should be integrated into overall enterprise risk management and business continuity planning.

Community Reinvestment Act Requirements. The Community Reinvestment Act (CRA) imposes on West Bank a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The FDIC regularly assesses West Bank’s record of meeting these credit needs through periodic CRA examinations. West Bank’s CRA ratings derived from these examinations can have significant impacts on the activities in which West Bank and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by West Bank or the Company’s financial holding company status.

In October 2023, the federal banking agencies issued a final rule intended to strengthen and modernize the CRA regulations (the CRA Rule). The CRA Rule was subsequently challenged in court, which prevented it from taking effect. In 2025, the federal banking agencies issued a proposed rule to rescind the CRA Rule and reinstate the prior CRA regulatory framework adopted in 1995.

Additionally, the FDIC has determined to lengthen the period between CRA examinations for certain banks with less than $3 billion in assets; however, this change is not expected to impact West Bank, which has more than $3 billion in total assets.

Anti-Money Laundering/Sanctions. The Bank Secrecy Act (BSA) is a U.S. federal statutory framework, as amended by subsequent laws and implemented through regulations, which is designed to combat money laundering, terrorist financing, and other illicit financial activity. The BSA and related anti-money laundering/countering the financing of terrorism (AML/CFT) laws and regulations are intended to prevent terrorists and criminals from accessing the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transmission of funds. Together, this regulatory framework provides a foundation to promote financial transparency and deter and detect efforts to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or facilitate other illicit conduct.

West Bancorporation, Inc. and Subsidiary

The BSA and related regulations require financial institutions to establish and maintain policies and procedures addressing: (i) customer identification and due diligence; (ii) the prevention and detection of money laundering and terrorist financing; (iii) the identification and reporting of suspicious activities and certain currency transactions; (iv) compliance with laws relating to currency crimes; and (v) cooperation with law enforcement authorities. West Bank also must comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.

Although core AML/CFT statutory requirements and expectations remain unchanged, federal banking agencies and the Financial Crimes Enforcement Network (FinCEN) have recently pursued or considered efforts to modernize and streamline BSA/AML compliance through a more risk-based approach, including targeted regulatory relief, revised examination expectations, and efforts to reduce certain reporting and compliance burden, particularly for lower-risk and community banking organizations.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions allocate a disproportionate amount of assets to a single industry or economic segment. Concentration in commercial real estate (CRE) lending is one area of regulatory focus, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (CRE Guidance) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory attention. These indicators include: (i) total CRE loans exceeding 300 percent of capital and increasing 50 percent or more in the preceding three years; or (ii) construction and land development loans exceeding 100 percent of capital.

The CRE Guidance does not establish binding limits on CRE lending activities, but rather is intended to inform supervisory assessments of whether an institution’s risk profile, earnings capacity, and capital levels are commensurate with its CRE exposure. In recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending in response to observed growth in CRE markets, increased competitive pressures, rising CRE concentrations, and an easing of CRE underwriting standards. In other statements, the agencies reminded FDIC-insured institutions to maintain underwriting discipline and to identify, measure, monitor, and manage the risks arising from CRE lending, including by holding capital commensurate with those risks.

West Bank historically has exceeded, and continues to exceed, the 300 percent guideline for CRE loans. Additional monitoring processes have been implemented to manage this increased risk.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the Consumer Financial Protection Bureau (CFPB) commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including West Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like West Bank, continue to be examined by their applicable primary federal banking regulators.

In response to mortgage-related abuses that contributed to the global financial crisis, the Dodd-Frank Act and CFPB rulemaking significantly expanded underwriting, disclosure, and anti-predatory lending requirements for residential mortgage loans, including by imposing ability-to-repay standards and establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has continued to refine these requirements through additional rulemaking addressing qualified mortgages and ability-to-repay standards. Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. More recently, changes in leadership and policy direction have led to: (i) shifts in regulatory priorities, including the rescission or reconsideration of certain CFPB guidance and rules; (ii) a reduction in CFPB enforcement activity; and (iii) constraints on the CFPB’s budget and resources, although the CFPB continues to retain broad statutory authority to administer, supervise, and enforce federal consumer financial protection laws. In addition, state banking and other financial services regulatory agencies retain authority to administer and enforce state consumer financial protection laws and could increase supervisory or enforcement activity in response to changes in federal regulatory priorities.

The CFPB’s rules have not had a significant impact on West Bank’s operations, except for higher compliance costs. West Bank also must comply with certain state consumer protection laws and requirements in the states in which it operates.

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

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2025. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves higher loan principal amounts, and repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including governmental regulations outside of the control of the borrower or lender, could negatively impact the future cash flows and market values of the affected properties.

West Bancorporation, Inc. and Subsidiary

If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time of originating the loans, which could cause us to charge off all or a portion of the loans. This could lead to an increased provision for credit losses and adversely affect our operating results and financial condition.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The federal banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the CRE Guidance, a financial institution that, like West Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100 percent or more of total risk-based capital, or (ii) total reported loans secured by multifamily and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total risk-based capital. Based on these criteria, West Bank had concentrations of 89 percent and 398 percent, respectively, as of December 31, 2025. The purpose of the CRE Guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of commercial real estate concentrations. The CRE Guidance states that management should employ heightened risk management practices, including board and management oversight, strategic planning, development of underwriting standards, and risk assessment and monitoring through market analysis and stress testing. West Bank believes that its current risk management processes adequately address the regulatory guidance; however, there can be no guarantee of the effectiveness of the risk management processes on an ongoing basis.

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

At December 31, 2025, we had $93.3 million of net unrealized losses in our securities portfolio. If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities.

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

West Bancorporation, Inc. and Subsidiary

If economic influences change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, West Bank might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. If this were to occur and additional short-term borrowings or debt are needed for liquidity purposes in the future, there can be no assurance that such borrowings or debt would be available or, if available, would be on favorable terms. If we increase our short-term borrowings or debt, our cost of funds will increase, thereby reducing our net interest income, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in the Company or West Bank realizing losses. At December 31, 2025, our borrowed funds decreased to $376.4 million, compared to $392.6 million at December 31, 2024. Although we believe West Bank’s current sources of funds are adequate for its liquidity needs, there can be no assurance in this regard for the future.

The competition for banking and financial services in our market areas is high, which could adversely affect our financial condition and results of operations.

We operate in highly competitive markets and face strong competition in originating loans, attracting deposits and offering our other services. We also compete in recruiting and retaining talented employees. The Des Moines metropolitan market area, in particular, has attracted many new financial institutions within the last two decades. We also compete with nonbank financial service providers, such as financial technology companies, many of which are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result.

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

West Bancorporation, Inc. and Subsidiary

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

Our earnings and cash flows are largely dependent on our net interest income, which is the difference between the interest income we earn on interest-earning assets, such as loans, investment securities and short-term investments, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Additionally, changes in interest rates also affect our ability to fund our operations with client deposits and the fair value of securities in our investment portfolio and derivatives portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, can have a significant effect on our net interest income and results of operations. Interest rates are sensitive to many factors, including government monetary and fiscal policies, domestic and international economic and political conditions and competition.

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

It is currently expected that, during 2026, the Federal Open Market Committee of the Federal Reserve (“FOMC”) will continue to closely monitor interest rates, in part to manage the rate of inflation to its preferred level. In the fourth quarter of 2025, the FOMC decreased the target range for the federal funds rate to a range of 3.50 percent to 3.75 percent, following a series of significant increases beginning in 2022. If the FOMC further alters the targeted federal funds rates, overall interest rates likely will continue to change, which may impact the entire national economy. Changes in interest rates directly impact the Company’s net interest income and also may affect the demand for loans and the value of fixed-rate investment securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.

In addition, the Company could be prevented from altering the interest rates charged on loans or from maintaining the interest rates offered on deposits and money market savings accounts due to “price” competition from other banks and financial institutions with which the Company competes. As of December 31, 2025, the Company had $540.4 million of non-maturity, noninterest-bearing deposit accounts and $2.4 billion of non-maturity interest-bearing deposit accounts. The Company does not know what market rates will be throughout 2026, including the frequency and significance with which the FOMC may continue to change the target range for the federal funds rate. If the Company fails to offer interest at a sufficient level to keep these non-maturity deposits, core deposits may be reduced, which would require the Company to obtain funding in other ways or risk slowing future asset growth.

Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.

Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal on outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment, not only in the markets where we operate, but also in the states of Iowa and Minnesota, generally, in the United States as a whole, and internationally. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; inflation or changes in interest rates; high unemployment; changes in U.S. trade and foreign policies, legislation, treaties and tariffs; natural disasters; military conflicts and acts of war or terrorism; immigration enforcement, widespread disease or pandemics; or a combination of these or other factors. Such unfavorable conditions could materially and adversely affect us.

West Bancorporation, Inc. and Subsidiary

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflicts, including the current conflicts between Russia and Ukraine and between Israel and Palestine and recent military activity in Venezuela, which are increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets and political systems. Sanctions imposed by the United States and other countries in response to such conflicts could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The specific consequences of the conflicts on our business are difficult to predict at this time, but in addition to inflationary pressures affecting our operations and those of our customers and borrowers, we may also experience an increase in cyberattacks against us, our customers and borrowers, service providers and other third parties.

Continued elevated levels of inflation could adversely impact our business, results of operations and financial condition.

The United States has experienced elevated levels of inflation in recent years, with the consumer price index climbing approximately 2.7 percent in 2025, before seasonal adjustment. Continued elevated levels of inflation could have complex effects on our business, results of operations and financial condition, some of which could be materially adverse. For example, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to elevated inflation rates could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

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

West Bancorporation, Inc. and Subsidiary

Current or proposed regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. In addition, political developments, including the possible implementation of policies proposed by the presidential administration, including tariffs, mass deportations and tax or financial regulations or the appointment of new personnel in regulatory agencies, add uncertainty to the implementation, scope and timing of regulatory reforms. These changes may also require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore materially and adversely affect our business, financial condition and results of operations.

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

Following a series of significant increases to the target federal funds rate made by the Federal Reserve throughout 2022 and 2023 as part of an effort to combat elevated levels of inflation that affected the U.S. economy, the Federal Reserve enacted several rate cuts in 2024 and 2025. The occurrence or significance of additional changes in the target federal funds interest rate in 2026 and beyond is not known at this time.

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

West Bancorporation, Inc. and Subsidiary

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

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, government shutdowns, actions taken by the federal government, elections, international trade wars or international currency fluctuations may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to the impact of these risk factors.

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

As of December 31, 2025, the Company had $20.6 million in junior subordinated debentures outstanding that were issued to the Company’s subsidiary trust, West Bancorporation Capital Trust I, and $60.0 million aggregate principal amount outstanding of the Company’s 5.25% Fixed-to-Floating Rate Subordinated Notes due in 2032 (the Notes). The junior subordinated debentures and the Notes are senior in order of payment to the Company’s shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities (TPS)) and the Notes before any dividends can be paid on its common stock, and in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures and the Notes must be satisfied before any distributions can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years during which time no dividends may be paid to holders of the Company’s common stock. The Company’s ability to pay future distributions depends upon the earnings of West Bank and the issuance of dividends from West Bank to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the TPS are classified as “dividends” by the Federal Reserve supervisory policies and therefore are subject to applicable restrictions and approvals imposed by the Federal Reserve Board.

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

West Bancorporation, Inc. and Subsidiary

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
•Maintaining a third-party risk management program designed to identify, assess and manage risks associated with external service providers;
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

From time-to-time, we have identified minor cybersecurity threats that require us to make changes to our processes and to implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy, results of operations and financial condition.

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

In addition, the Company’s Board, both as a whole and through its Risk and Information Technology Committee (Risk Committee) is responsible for the oversight of risk management, including cybersecurity risks. In that role, the Company’s Board and the Risk Committee, with support from the Company’s management and third-party cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and approves an information security program, vendor management policy (including third-party service providers), acceptable use policy, incident response policy and business continuity planning policy on an annual basis. All the aforementioned policies are developed and implemented by management of the Company. To carry out their duties, the directors receive updates from the Risk Committee regarding cybersecurity risks and the Company’s efforts to prevent, detect, mitigate and remediate any cybersecurity incidents on at least a quarterly basis.

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

West Bancorporation, Inc. and Subsidiary

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA”. There were 125 holders of record of the Company’s common stock as of February 13, 2026, and an estimated 6,900 additional beneficial holders whose stock was held in street name by brokerages or fiduciaries.  The closing price of the Company’s common stock was $25.55 on February 13, 2026.

Total cash dividends paid to common stockholders in both 2025 and 2024 were $1.00 per common share. Dividend declarations are evaluated and determined by the Board on a quarterly basis, and the dividends are paid quarterly. The Company intends to continue its policy of paying quarterly dividends; however, the ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company, as well as regulatory requirements of the Federal Reserve relating to the payment of dividends by bank holding companies. The ability of West Bank to pay dividends is governed by various statutes. These statutes provide that a bank may pay dividends only out of undivided profits. In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of dividends until the bank complies with all requirements that may be imposed by such authorities.

West Bancorporation, Inc. and Subsidiary

The following performance graph provides information regarding the cumulative, five-year return on an indexed basis of the common stock of the Company as compared with the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index prepared by S&P Global Market Intelligence. The indices assume the investment of $100 on December 31, 2020, in the common stock of the Company, the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index, with all dividends reinvested. The Company’s common stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance
Index Value
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
WTBA
Nasdaq Composite
S&P U.S. BMI Banks - Midwest Region Index

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
West Bancorporation, Inc.	100.00	166.46	142.45	124.81	134.46	144.77
Nasdaq Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. BMI Banks - Midwest Region Index	100.00	132.12	114.02	116.40	142.02	159.02
*Source: S&P Global Market Intelligence.  Used with permission.  All rights reserved.

West Bancorporation, Inc. and Subsidiary

ITEM 6.  Reserved.
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company’s financial highlights and key performance measures are presented in the table below.

	As of and for the Years Ended December 31,
	2025	2024	2023
Performance Ratios
Return on average assets	0.81%	0.61%	0.66%
Return on average equity	13.47%	10.71%	11.42%
Efficiency ratio (1)(2)	54.11%	63.25%	60.73%
Nonperforming assets/total assets (1)	0.00%	0.00%	0.01%
Net interest margin(2)	2.35%	1.91%	2.01%

Dividends and Per Share Data
Basic earnings per common share	$1.92	$1.43	$1.44
Diluted earnings per common share	1.92	1.42	1.44
Cash dividends per common share	1.00	1.00	1.00
Dividend payout ratio	51.95%	69.88%	69.21%
Dividend yield	4.51%	4.62%	4.72%

Operating Results and Year-End Balances
Net income	$32,560	$24,050	$24,137
Total assets	4,142,244	4,014,991	3,825,758
Securities available for sale	468,447	544,565	623,919
Loans	3,001,690	3,004,860	2,927,535
Deposits	3,468,470	3,357,596	2,973,779
Borrowings	376,406	392,629	592,637
Stockholders’ equity	265,985	227,875	225,043
Average equity to average assets ratio	6.02%	5.65%	5.77%
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

(dollars in thousands, except per share amounts)

The Company’s 2025 net income was $32,560, compared to $24,050 in 2024. Basic and diluted earnings per common share for 2025 were $1.92 and $1.92, respectively, compared to $1.43 and $1.42, respectively, in 2024. During 2025, we paid our common stockholders $16,914 ($1.00 per common share) in dividends compared to $16,806 ($1.00 per common share) in 2024. The dividend declared and paid in the first quarter of 2026 was $0.25 per common share.

Total assets were $4,142,244 at December 31, 2025, compared to $4,014,991 at December 31, 2024, a 3.2 percent increase. Our loan portfolio declined to $3,001,690 as of December 31, 2025, from $3,004,860 as of December 31, 2024. Deposits increased to $3,468,470 as of December 31, 2025, from $3,357,596 as of December 31, 2024.

The Company compares three key performance metrics to those of an identified peer group for evaluating its results. The peer group for 2025 consists of 20 Midwestern, publicly traded financial institutions including Bank First Corporation, Bridgewater Bancshares, Inc., ChoiceOne Financial Services, Inc., Civista Bancshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., HBT Financial, Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. The Company is in the middle of the group in terms of asset size. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and nonperforming assets to total assets. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.	Peer Group Range
	As of and for the year ended December 31, 2025	As of and for the year ended December 31, 2025
Return on average equity	13.47%	3.40%-15.25%
Efficiency ratio(1)	54.11%	45.67%-69.11%
Nonperforming assets to total assets	0.00%	0.10%-1.07%

(1)    The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

The following discussion describes the consolidated operations and financial condition of the Company, including its subsidiary West Bank and West Bank’s special purpose subsidiaries. Results of operations for the year ended December 31, 2025 are compared to the results for the year ended December 31, 2024 and the consolidated financial condition of the Company as of December 31, 2025 is compared to December 31, 2024. Results of operations and financial condition for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2024 annual report on Form 10-K filed with the SEC on February 20, 2025.

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

The allowance for credit losses as of December 31, 2025 was $30,525, or 1.02 percent of outstanding loans, compared to $30,432, or 1.01 percent of outstanding loans as of December 31, 2024.

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

	As and for the Years Ended December 31
	2025	2024	2023
Reconciliation of net interest income and net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$88,981	$71,362	$69,031
Tax-equivalent adjustment(1)	256	182	491
Net interest income on an FTE basis (non-GAAP)	89,237	71,544	69,522
Average interest-earning assets	3,800,582	3,747,528	3,465,964
Net interest margin on an FTE basis (non-GAAP)	2.35%	1.91%	2.01%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$89,237	$71,544	$69,522
Noninterest income	6,264	8,434	10,066
Adjustment for realized securities losses, net	3,959	1,172	431
Adjustment for losses on disposal of premises and equipment, net	8	47	29
Adjusted income	99,468	81,197	80,048
Noninterest expense	53,827	51,353	48,611
Efficiency ratio on an adjusted and FTE basis (non-GAAP)(2)	54.11%	63.25%	60.73%
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

(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS - 2025 COMPARED TO 2024

OVERVIEW

Net income for the year ended December 31, 2025 was $32,560, compared to $24,050 for the year ended December 31, 2024. Basic and diluted earnings per common share for 2025 were $1.92 and $1.92, respectively, and for 2024 were $1.43 and $1.42, respectively.

The increase in net income in 2025 compared to 2024 was primarily due to an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense. Net interest income increased $17,619, or 24.7 percent, in 2025 compared to 2024. The increase in net interest income was primarily due to the increase in interest income on short-term assets consisting of deposits with banks and securities purchased under agreements to resell and decrease in interest expense on deposits and borrowed funds, partially offset by a decrease in interest income on securities.

The Company recorded no credit loss expense in 2025, compared to a credit loss expense of $1,000 in 2024. The credit loss expense recorded in 2024 included a $2,000 increase in the allowance for credit losses related to loans, which was offset by a $1,000 decrease to the allowance for credit losses related to unfunded commitments.

Noninterest income decreased $2,170, or 25.7 percent, in 2025 compared to 2024, primarily due to an increase in realized losses on the sales of securities, partially offset by a one-time third party contract incentive included in other income. Noninterest expense increased $2,474, or 4.8 percent, in 2025 compared to 2024, primarily due to increases in salaries and employee benefits, occupancy and equipment expense and technology and software expense, partially offset by a decrease in data processing expense and FDIC insurance.

The Company’s ratio of nonperforming assets to total assets was 0.00 percent as of both December 31, 2025 and 2024. For more discussion on loan quality, see the “Loan Portfolio” and “Summary of the Allowance for Credit Losses” sections in this Item of this Form 10-K.

Net Interest Income

Net interest income increased to $88,981 for 2025 from $71,362 for 2024, as the impact of the growth in average balances of interest-earning assets and decline in average rate paid on interest-bearing liabilities exceeded the effects of the increase in average balances of interest-bearing liabilities. The net interest margin for 2025 increased 44 basis points to 2.35 percent, compared to 1.91 percent for 2024. The average yield on earning assets declined by 2 basis points, while the average rate paid on interest-bearing liabilities decreased by 53 basis points. For additional analysis of net interest income, see the section captioned “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates; and Interest Differential” in this Item of this Form 10-K.

Credit Loss Expense

No credit loss expense was recorded in 2025, compared to a net credit loss expense of $1,000 in 2024. The credit loss expense recorded in 2024 included a $2,000 increase in the allowance for credit losses related to loans, which was offset by a $1,000 decrease to the allowance for credit losses related to unfunded commitments. The credit loss expense associated with loans recorded in 2024 was primarily due to changes in forecasted loss rates, driven by an increase in forecasted unemployment rate, and an adjustment to qualitative factors within the commercial real estate segment. The negative $1,000 credit loss expense recorded in 2024 related to unfunded commitments was primarily due to a decrease in the balance of unfunded commitments, primarily from the funding of construction loans. Management believed the allowance for credit losses on loans at December 31, 2025 was adequate to absorb expected losses in the loan portfolio as of that date.

(dollars in thousands, except per share amounts)

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Years ended December 31
Noninterest income:	2025	2024	Change	Change %
Service charges on deposit accounts	$1,941	$1,843	$98	5.3%
Debit card interchange income	1,894	1,919	(25)	(1.3)%
Trust services	3,436	3,449	(13)	(0.4)%
Increase in cash value of bank-owned life insurance	1,202	1,126	76	6.7%
Realized securities losses, net	(3,959)	(1,172)	(2,787)	(237.8)%
Other income	1,750	1,269	481	37.9%
Total noninterest income	$6,264	$8,434	$(2,170)	(25.7)%
In 2025, the Company sold $63,690 of securities from the available for sale securities portfolio and realized a net loss of $3,959, compared to sales of $11,841 of securities available for sale and a realized net loss of $1,172 in 2024. The transaction in 2025 improves balance sheet flexibility and will be used to improve our long-term earnings profile through redeployment of the proceeds into higher-earning assets or repayment of higher-costing borrowings.
The increase in other income was primarily due to a one-time third party contract incentive.
Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2025	2024	Change	Change %
Salaries and employee benefits	$29,383	$27,588	$1,795	6.5%
Occupancy and equipment	8,170	7,320	850	11.6%
Data processing	2,596	2,991	(395)	(13.2)%
Technology and software	3,160	2,896	264	9.1%
FDIC insurance	2,369	2,560	(191)	(7.5)%
Professional fees	1,211	1,041	170	16.3%
Other expenses:
Business development	898	803	95	11.8%
Insurance expense	925	821	104	12.7%
Director fees	778	828	(50)	(6.0)%
Trust	763	663	100	15.1%
Consulting fees	608	262	346	132.1%
Marketing	87	97	(10)	(10.3)%
Low income housing projects amortization	526	571	(45)	(7.9)%
New markets tax credit project amortization and management fees	267	919	(652)	(70.9)%
All other	2,086	1,993	93	4.7%
Total other	6,938	6,957	(19)	(0.3)%
Total noninterest expense	$53,827	$51,353	$2,474	4.8%

(dollars in thousands, except per share amounts)

Salaries and employee benefits increased in 2025 compared to 2024 primarily due to an increase in incentive compensation related accruals and normal merit increases. Occupancy and equipment expense increased in 2025 compared to 2024, as 2025 was the first full year of occupancy in both the new headquarters building in West Des Moines, Iowa and the new Owatonna, Minnesota office. Insurance expense increased in 2025 due to increased coverage related to these new bank buildings and general increases in insurance costs.

Data processing expense decreased in 2025 compared to 2024 due to contract adjustments. Technology and software expense increased in 2025 compared to 2024 due to ongoing updates in information technology and security solutions. Professional fees increased in 2025 compared to 2024 due to a one-time tax related consulting project. Consulting fees increased in 2025 compared to 2024 primarily due to a one-time contract consulting fee recorded in the fourth quarter of 2025. New markets tax credit project amortization declined with the expiration of the related tax credit.

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future (deferred taxes). Deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Federal income tax expense for 2025 and 2024 was $6,928 and $1,928, respectively, while state income tax expense was $1,930 and $1,465, respectively. The effective rate of income tax expense as a percent of income before income taxes was 21.3 percent and 12.3 percent, respectively, for 2025 and 2024. In 2024, income tax expense included a $1,842 tax benefit for an energy-related investment tax credit associated with the construction of the Company’s new headquarters building. In 2025, the Company recorded an additional tax benefit of $614 due to a change in estimate of this same 2024 energy-related investment tax credit.

The effective income tax rates differ from the federal statutory income tax rates primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, stock compensation, state income taxes and the investment tax credit mentioned above. The effective tax rate for both 2025 and 2024 was also impacted by federal low income housing and new markets tax credits of approximately $660 and $1,508, respectively. The decrease in these federal income tax credits was primarily due to the expiration of the new markets tax credit at the end of 2024. The Company continues to maintain a valuation allowance against the tax effect of state net operating losses carryforwards as management believes it is likely that a portion of such carryforwards will expire without being utilized.

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

	2025			2024			2023
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (1) (2)
Commercial	$512,116	$32,985	6.44%	$519,568	$34,423	6.63%	$520,116	$32,067	6.17%
Real estate (3)	2,452,633	132,509	5.40%	2,451,830	130,829	5.34%	2,270,662	110,431	4.86%
Consumer and other	22,204	1,473	6.64%	14,425	1,065	7.38%	9,478	665	7.02%
Total loans	2,986,953	166,967	5.59%	2,985,823	166,317	5.57%	2,800,256	143,163	5.11%
Securities:
Taxable	419,914	10,471	2.49%	472,351	13,030	2.76%	516,118	13,696	2.65%
Tax-exempt (3)	122,480	3,034	2.48%	141,033	3,306	2.34%	146,734	3,768	2.57%
Total securities	542,394	13,505	2.49%	613,384	16,336	2.66%	662,852	17,464	2.63%
Deposits with banks	217,708	9,359	4.30%	148,321	7,595	5.12%	2,856	169	5.94%
Securities purchased under
agreements to resell	53,527	2,650	4.95%	—	—	—%	—	—	—%
Total interest-earning assets (3)	3,800,582	192,481	5.06%	3,747,528	190,248	5.08%	3,465,964	160,796	4.64%
Noninterest-earning assets:
Cash and due from banks	23,359			23,699			23,139
Premises and equipment, net	109,744			101,413			67,281
Other, less allowance for
credit losses	84,298			99,110			106,194
Total noninterest-earning assets	217,401			224,222			196,614
Total assets	$4,017,983			$3,971,750			$3,662,578
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$493,800	7,894	1.60%	$466,238	8,684	1.86%	$467,174	6,984	1.49%
Savings and money market	1,752,797	55,450	3.16%	1,560,136	57,140	3.66%	1,357,675	43,569	3.21%
Time	586,022	24,406	4.16%	639,278	31,460	4.92%	424,320	16,243	3.83%
Total deposits	2,832,619	87,750	3.10%	2,665,652	97,284	3.65%	2,249,169	66,796	2.97%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	—	—	—%	75,736	4,248	5.61%	194,802	9,532	4.89%
Subordinated notes, net	80,025	4,425	5.53%	79,760	4,431	5.55%	79,501	4,442	5.59%
Federal Home Loan Bank
advances	270,000	9,102	3.37%	312,363	10,313	3.30%	265,644	7,694	2.90%
Long-term debt	39,940	1,967	4.93%	45,055	2,428	5.39%	49,938	2,810	5.63%
Total borrowed funds	389,965	15,494	3.97%	512,914	21,420	4.18%	589,885	24,478	4.15%
Total interest-bearing liabilities	3,222,584	103,244	3.20%	3,178,566	118,704	3.73%	2,839,054	91,274	3.21%
Noninterest-bearing liabilities:
Demand deposits	515,389			528,391			586,903
Other liabilities	38,313			40,308			25,218
Stockholders’ equity	241,697			224,485			211,403
Total liabilities and
stockholders’ equity	$4,017,983			$3,971,750			$3,662,578

Net interest income (4)/net interest spread (3)		$89,237	1.86%		$71,544	1.35%		$69,522	1.43%
Net interest margin (3) (4)			2.35%			1.91%			2.01%
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

(dollars in thousands, except per share amounts)

Net Interest Income

The Company’s largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities. The FOMC decreased the target federal funds interest rate by a total of 100 basis points from September through December of 2024, and an additional 75 basis points from September through December of 2025, which impacted the comparability of the net interest margin between 2025 and 2024.

Net interest margin on an FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. For the years ended December 31, 2025, 2024 and 2023, the Company’s net interest margin on a tax-equivalent basis was 2.35, 1.91 and 2.01 percent, respectively. Tax-equivalent net interest income increased $17,693 in 2025 compared to 2024.

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

	2025 Compared to 2024			2024 Compared to 2023
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$(489)	$(949)	$(1,438)	$(34)	$2,390	$2,356
Real estate (2)	43	1,637	1,680	9,197	11,201	20,398
Consumer and other	525	(117)	408	364	36	400
Total loans (including fees)	79	571	650	9,527	13,627	23,154
Securities:
Taxable	(1,372)	(1,187)	(2,559)	(1,193)	527	(666)
Tax-exempt (2)	(452)	180	(272)	(142)	(320)	(462)
Total securities	(1,824)	(1,007)	(2,831)	(1,335)	207	(1,128)
Deposits with banks	3,129	(1,365)	1,764	7,452	(26)	7,426
Securities purchased under
agreements to resell	2,650	—	2,650	—	—	—
Total interest income (2)	4,034	(1,801)	2,233	15,644	13,808	29,452
Interest Expense
Deposits:
Interest-bearing demand	492	(1,282)	(790)	(14)	1,714	1,700
Savings and money market	6,599	(8,289)	(1,690)	6,969	6,602	13,571
Time	(2,479)	(4,575)	(7,054)	9,731	5,486	15,217
Total deposits	4,612	(14,146)	(9,534)	16,686	13,802	30,488
Borrowed funds:
Federal funds purchased and
other short-term borrowings	(4,248)	—	(4,248)	(6,514)	1,230	(5,284)
Subordinated debt, net	15	(21)	(6)	14	(25)	(11)
Federal Home Loan Bank advances	(1,424)	213	(1,211)	1,459	1,160	2,619
Long-term debt	(262)	(199)	(461)	(267)	(115)	(382)
Total borrowed funds	(5,919)	(7)	(5,926)	(5,308)	2,250	(3,058)
Total interest expense	(1,307)	(14,153)	(15,460)	11,378	16,052	27,430
Net interest income (2) (3)	$5,341	$12,352	$17,693	$4,266	$(2,244)	$2,022
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

(dollars in thousands, except per share amounts)

Tax-equivalent interest income and fees on loans increased $650 for the year ended December 31, 2025, compared to 2024. The improvement was driven by a combination of an increase in the average balance of total loans and an increase in the total loan yield in 2025 compared to 2024. The average balance of total loans increased $1,130 in 2025 compared to 2024, while total loan yield increased by 2 basis points in 2025 compared to 2024. Loan originations and renewals for the fixed-rate loan portfolio continued to reprice at prevailing market rates in 2025, which exceeded the current weighted average portfolio rate. This repricing benefit in the fixed-rate loan portfolio was partially offset by a decrease in loan yields on the variable-rate loan portfolio. The decrease in the yield on variable-rate loans was primarily due to reductions in the prime rate and Secured Overnight Financing Rates (SOFR) driven by the reductions in the federal funds target rate that occurred in 2024 and 2025.

The yield on the Company’s loan portfolio is affected by the portfolio’s loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The yield on the loan portfolio is expected to increase in flat and rising rate environments as variable-rate loans reprice at higher rates and renewals and new originations are priced at prevailing market rates, which exceed the roll-off rate of principal repayments and maturities of existing loans. In a declining rate environment, the yield on variable-rate loans will decline; however, as long as market rates remain higher than the yield on the fixed-rate portfolio, renewals and originations will continue to increase the yield on the fixed-rate portfolio, which is what we experienced in 2025. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

Tax-equivalent interest income on securities decreased $2,831 for the year ended December 31, 2025, compared to 2024. The average balance of securities available for sale in 2025 was $70,990 lower than in 2024, primarily due to principal paydowns and sales of securities. The proceeds from principal paydowns and sales of securities have increased liquidity and improved balance sheet flexibility to allow for improvement in our long-term earnings profile. Additionally, the yield on available for sale securities decreased by 17 basis points in 2025 compared to 2024.

Interest income on deposits with banks increased $1,764 in 2025 compared to 2024. This was primarily due to the increase in the average balances of interest-earning deposits with banks, partially offset by a decline in rates. This increase in balance sheet liquidity was driven by the growth in average customer deposit balances and the decline in average balance of securities available for sale. Additionally, the Company began investing in securities purchased under agreements to resell in 2025. These produced interest income of $2,650 in 2025.

Interest expense on deposits decreased $9,534 for the year ended December 31, 2025, compared to 2024. The rates paid on deposits decreased 55 basis points in 2025 compared to 2024, while the average balance of interest-bearing deposits increased $166,967. The decrease in cost of deposits was primarily driven by the reductions in the federal funds target rate since September 2024.

Interest expense on borrowed funds decreased $5,926 for the year ended December 31, 2025, compared to 2024, due to a combination of lower average balances of borrowed funds and lower average rate paid on borrowed funds. The average balance of borrowed funds decreased $122,949 in 2025 compared to 2024. The average balance of federal funds purchased and other short-term borrowings decreased $75,736 in 2025 compared to 2024 primarily due to increases in average customer deposits and decline in average balance of securities available for sale. The average balance of FHLB advances declined by $42,363 in 2025 compared to 2024. This decline in average balances was primarily due to FHLB advances with a total balance of $45,000 maturing in the fourth quarter of 2024.

(dollars in thousands, except per share amounts)

SECURITIES PORTFOLIO

The balance of securities available for sale decreased by $76,118 as of December 31, 2025, compared to December 31, 2024. This decrease was primarily due to principal paydowns on securities and the sale of $63,690 of securities in the fourth quarter of 2025, partially offset by a decrease in unrealized losses on securities since December 31, 2024. The proceeds from the sale in December 2025 improve balance sheet flexibility and will be used to improve our long-term earnings profile through redeployment of the net proceeds into higher-earning assets or repayment of higher-cost borrowings.

As of December 31, 2025, approximately 62 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. We believe those securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities. All collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA), or the Small Business Administration (SBA). The securities issued by state and political subdivisions are diversified among municipalities in 25 states.

The following table sets forth the weighted average yield by contractual maturity by security type as of December 31, 2025. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The collateralized mortgage obligations and mortgage-backed securities have monthly paydowns that are not reflected in the table.

	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
Securities available for sale:
State and political subdivisions (1)	—%	—%	1.86%	2.05%	2.04%
Collateralized mortgage obligations	—	—	—	1.48	1.48
Mortgage-backed securities	—	1.20	1.72	1.68	1.66
Collateralized loan obligations	—	—	5.50	—	5.50
Corporate notes	—	—	3.26	—	3.26
	—%	1.20%	2.35%	1.72%	1.78%
(1)    Yields on tax-exempt obligations have been computed on a tax-equivalent basis using a federal income tax rate of 21 percent and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities.

Total gross unrealized losses in the securities available for sale portfolio were $93,270 at December 31, 2025 compared to $128,838 at December 31, 2024. As of December 31, 2025, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of December 31, 2025, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. Management concluded that the unrealized losses in the portfolio are the result of increases in risk-free market interest rates since the securities were purchased and are not an indication of declining credit quality. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax.

For additional information regarding the Company’s securities portfolio, see Note 3 and Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

LOAN PORTFOLIO
The Company seeks to create growth in commercial lending, which primarily includes commercial real estate, multi-family, and commercial and industrial lending, by offering customer-focused products and competitive pricing and by capitalizing on the positive trends in its market areas. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry. As of December 31, 2025, total loans were approximately 86.5 percent of total deposits and 72.5 percent of total assets.

(dollars in thousands, except per share amounts)

Loans outstanding at the end of 2025 decreased 0.1 percent compared to the end of 2024. Changes in the loan portfolio during 2025 included decreases of $81,314 in construction, land and land development loans and $9,173 in commercial and industrial loans and an increase of $68,571 in commercial real estate loans. The Company continues to focus on business development efforts in all of its markets. The political and economic environments could influence the volume of future loan originations and the mix of variable-rate versus fixed-rate loans.

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

As of December 31, 2025 and 2024, there were no loans that were past due 30 days or more.

Nonperforming loans declined to $0 at December 31, 2025, compared to $133 at December 31, 2024. The decrease was due to a full payoff on the single loan included in nonperforming loans as of December 31, 2024.

The watch classification of loans increased to $52,227 as of December 31, 2025 from $8,349 as of December 31, 2024. The increase in the balance of watch classification loans was primarily due to additions of loans within the commercial and commercial real estate loan segments and associated with the transportation and trucking industry.

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

Commercial loans secured by real estate, including construction, land and land development, totaled $2,356,599, or 78.4 percent of total loans, at December 31, 2025. Non-owner occupied commercial real estate loan concentrations and the weighted average LTV by property type as of December 31, 2025 and 2024 are shown in the following table. LTV is determined using the maximum credit exposure of the loan compared to the most recent appraisal data on the property obtained in accordance with the Company’s lending policies.

	As of December 31
	2025			2024
	Balance	% of Non-owner Occupied CRE	Weighted Average LTV	Balance	% of Non-owner Occupied CRE	Weighted Average LTV
Non-owner occupied:
Multifamily	$581,106	31.2%	67%	$542,322	28.5%	69%
Medical & senior care facilities	129,870	7.0	62	180,144	9.5	64
Warehouse & trucking	170,673	9.2	62	160,783	8.4	60
Hotels	252,962	13.6	63	253,939	13.3	64
Mixed use	106,494	5.7	68	98,988	5.2	67
Offices	107,512	5.8	63	126,270	6.6	68
Land for development	97,942	5.2	55	89,974	4.7	56
All other	415,410	22.3	not available	452,772	23.8	not available
	$1,861,969	100.0%		$1,905,192	100.0%

The following table summarizes non-owner occupied commercial real estate loans by property type and risk rating as of December 31, 2025. Risk ratings are defined in Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	As of December 31, 2025
	Risk Rating
	Total	1-3	4	5	6	7	8
Non-owner occupied:
Multifamily	$581,106	$40,863	$433,049	$95,793	$11,401	$—	$—
Medical & senior care facilities	129,870	17,796	95,715	16,359	—	—	—
Warehouse & trucking	170,673	96,281	63,426	10,966	—	—	—
Hotel	252,962	—	195,956	57,006	—	—	—
Mixed use	106,494	27,517	52,997	25,980	—	—	—
Offices	107,512	8,824	89,577	9,111	—	—	—
Land for development	97,942	7,515	88,924	1,503	—	—	—
All other	415,410	81,432	237,349	96,629	—	—	—
	$1,861,969	$280,228	$1,256,993	$313,347	$11,401	$—	$—

(dollars in thousands, except per share amounts)

As of December 31, 2025, there were no non-owner occupied commercial real estate loans that were past due 30 days or more.

Maturities of Loans

The contractual maturities of the Company’s loan portfolio are shown in the following tables. Actual repayments may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

	As of December 31, 2025
	Within one year	After one but within five years	After five but within 15 years	After 15 years	Total
Commercial	$174,094	$267,526	$63,439	$—	$505,059
Real estate:
Construction, land and land development	276,777	147,975	2,081	—	426,833
1-4 family residential first mortgages	23,573	69,273	276	—	93,122
Home equity	10,555	15,533	—	—	26,088
Commercial	382,944	1,226,597	298,040	22,185	1,929,766
Consumer and other	8,281	15,093	—	—	23,374
	$876,224	$1,741,997	$363,836	$22,185	$3,004,242

		After one but within five years	After five but within 15 years	After 15 years
Loan maturities after one year with:
Fixed rates
Commercial		$201,049	$13,057	$—
Real estate:
Construction, land and land development		11,699	—	—
1-4 family residential first mortgages		67,323	276	—
Home equity		4,981	—	—
Commercial		1,056,813	118,523	—
Consumer and other		14,389	—	—
Total fixed-rate loans		1,356,254	131,856	—

Variable rates
Commercial		66,477	50,382	—
Real estate:
Construction, land and land development		136,276	2,081	—
1-4 family residential first mortgages		1,950	—	—
Home equity		10,552	—	—
Commercial		169,784	179,517	22,185
Consumer and other		704	—	—
Total variable-rate loans		385,743	231,980	22,185
		$1,741,997	$363,836	$22,185
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

	Analysis of the Allowance for Credit Losses for the Years Ended December 31
	2025	2024	2023
Ratio of net (charge-offs) recoveries during the
period to average loans outstanding by segment:
Commercial	—%	—%	—%
Real estate:
Construction, land and land development	—	—	—
1-4 family residential first mortgages	—	—	—
Home equity	—	—	—
Commercial	—	—	—
Consumer and other	—	—	—
Total	0.00%	0.00%	0.00%
Ratio of allowance for credit losses to total
loans at the end of period	1.02%	1.01%	0.97%
Ratio of nonaccrual loans to total loans at
end of period	0.00%	0.00%	0.01%
Ratio of allowance for credit losses to total
nonaccrual loans at the end of period	N/A	22,881.20%	9,575.00%
Ratio of net (charge-offs) recoveries to total
loans at end of period	0.00%	0.00%	0.00%

(dollars in thousands, except per share amounts)

Nonperforming loans at December 31, 2025 totaled $0, a slight decrease from $133, or 0.00 percent of total loans, at December 31, 2024. The decrease in nonperforming loans at December 31, 2025, compared to December 31, 2024, was due to a full payoff on the single loan included in the nonaccrual balance on December 31, 2024. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans that have been considered to be loan restructurings made to borrowers experiencing financial difficulty. The Company held no other real estate owned properties as of December 31, 2025 or 2024.

The following table sets forth information concerning the Company’s allocation of the allowance for credit losses by loan segment as of the dates indicated.

	As of December 31
	2025		2024		2023
	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$5,700	16.81%	$5,489	17.10%	$5,291	18.13%
Real estate:
Construction, land
and land development	3,744	14.21	4,354	16.89	3,668	14.11
1-4 family residential
first mortgages	687	3.10	650	2.92	704	3.64
Home equity	274	0.87	200	0.64	142	0.50
Commercial	19,795	64.23	19,544	61.88	18,420	63.25
Consumer and other	325	0.78	195	0.57	117	0.37
	$30,525	100.00%	$30,432	100.00%	$28,342	100.00%
* Percent of loans in each category to total loans.

As of December 31, 2025 and 2024, there was no allowance for credit losses related to loans individually evaluated for credit losses. The portion of the allowance for credit losses related to loans collectively evaluated for credit losses increased to $30,525, or 1.02 percent of outstanding loans as of December 31, 2025, compared to $30,432, or 1.01 percent of outstanding loans as of December 31, 2024. The increase was primarily due to net recoveries for the year ended December 31, 2025. Management believed the allowance for credit losses as of December 31, 2025 was adequate to absorb the expected losses in the portfolio as of that date.

DEPOSITS

Deposits totaled $3,468,470 as of December 31, 2025, which was an increase of 3.3 percent compared to December 31, 2024. Deposit growth in 2025 included a mix of public funds and commercial and consumer deposits. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our business customers’ own liquidity needs.

At December 31, 2025, the Company had $154,564 in brokered deposits, compared to $266,418 at December 31, 2024. Brokered deposits included fixed-rate time deposits with maturities through September 2026 and variable-rate deposits with terms through February 2027. The decrease in brokered deposits during 2025 was primarily due to core deposit growth. When necessary, brokered deposits are utilized, along with other wholesale funding sources, to fund loan growth and offset core deposit outflows.

(dollars in thousands, except per share amounts)

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2025		2024		2023
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$515,389	—%	$528,391	—%	$586,903	—%
Interest-bearing demand:
Insured cash sweep	188,737	2.78	150,774	3.44	137,027	2.48
Other interest-bearing demand	305,063	0.87	315,464	1.11	330,147	1.09
Money market:
Insured cash sweep	272,709	3.33	241,444	4.00	249,574	3.58
Other money market	1,294,197	3.34	1,161,566	3.85	973,853	3.47
Savings	185,891	1.66	157,126	1.73	134,248	0.61
Time	586,022	4.16	639,278	4.92	424,320	3.83
	$3,348,008		$3,194,043		$2,836,072
Management reduced interest rates on deposits in 2024 and 2025 as a result of the reductions in the target federal funds rate by the Federal Reserve in 2024 and 2025. Any deposit rate changes in 2026 will be dependent on market rates, liquidity needs and competition for deposit balances. To limit the Company’s exposure to market interest rate changes, interest rate swaps are in place on $70,000 of deposit balances that effectively convert certain customer deposits with variable rates to fixed-rate instruments.
Additionally, in 2025, the Company entered into three interest rate collar agreements with a total notional amount of $100,000 to mitigate interest rate risk on certain customer deposits. The structure of the interest rate collars is such that the Company pays the counterparty an incremental amount if the index rate falls below the floor rate. Conversely, the Company receives an incremental amount if the index rate rises above the cap rate.
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
The following table shows the amounts and remaining maturities of time deposits with balances of $100 or more as of December 31, 2025.

3 months or less	$165,091
Over 3 through 6 months	153,292
Over 6 through 12 months	160,234
Over 12 months	1,224
$479,841
West Bank participates in a reciprocal deposit network, which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. We consider these reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. Time deposits as of December 31, 2025 and 2024, included $155,150 and $162,148, respectively, of reciprocal deposits. Included in total deposits as of December 31, 2025 and 2024, were $244,476 and $220,627, respectively, of reciprocal interest-bearing checking and $264,033 and $273,126, respectively, of reciprocal money market deposits.

(dollars in thousands, except per share amounts)

Total estimated uninsured deposits were $1,744,989, $1,562,981 and $1,435,406 as of December 31, 2025, 2024 and 2023, respectively. The uninsured deposit amounts are estimated based on the methodologies and assumptions used for regulatory reporting requirements and include collateralized public unit deposits. The following table shows the amount of time deposits in excess of the insurance limit by maturity.

3 months or less	$72,426
Over 3 through 6 months	47,797
Over 6 through 12 months	81,774
$201,997
BORROWED FUNDS

The Company had $270,000 of FHLB advances outstanding at December 31, 2025, and 2024. As of December 31, 2025, all FHLB advances were hedged with long-term interest rate swaps as part of the Company’s rolling funding program. These interest rate swaps have maturity dates ranging from July 2026 through June 2029 and fixed rates ranging from 1.86 percent to 4.32 percent. This strategy of hedging short-term rolling funding effectively provides fixed cost wholesale funding through the maturity dates of the various interest rate swaps.

The Company has a credit agreement with an unaffiliated commercial bank. As of December 31, 2025, this borrowing had a balance of $26,250. Interest is payable quarterly. Required quarterly principal payments are $1,250, with the remaining balance due February 2027. The Company may make additional principal payments without penalty. The interest rate is variable at the Wall Street Journal Prime Rate minus 1.00 percent, which was 5.75 percent as of December 31, 2025. The Company has an interest rate swap contract that effectively converts $20,000 of this borrowing to a fixed rate of 6.40 percent through its maturity date.

In June 2022, the Company issued $60,000 of subordinated notes (Notes). The Notes initially bear interest at 5.25 percent per annum, with interest payable semi-annually for the first five years of the Notes. Beginning June 15, 2027, the interest rate will reset quarterly to a floating rate per annum that will be three-month term SOFR plus 2.41 percent, with payments due quarterly. The Company may redeem the Notes, in whole or in part, on and after June 15, 2027 at a price equal to 100 percent of the principal amount of the Notes being redeemed plus accrued and unpaid interest. The Notes will mature on June 15, 2032 if they are not earlier redeemed.

The Company has $20,619 in junior subordinated debentures which mature in 2033 and carry a variable interest rate. The Company has an interest rate swap with a notional amount of $20,000 which converts the variable-rate subordinated debentures to fixed-rate debt based on the 3-month term SOFR plus 0.26161 percent tenor spread adjustment plus 3.05 percent. This interest rate swap has a fixed rate of 4.81 percent and matures in September 2026.

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

As of December 31, 2025, the allowance for credit losses related to off-balance sheet commitments was $1,544, which was unchanged from December 31, 2024. The allowance for credit losses for off-balance-sheet credit exposures is presented in the “Accrued expenses and other liabilities” line of the Consolidated Balance Sheets.

(dollars in thousands, except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company’s principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by West Bank’s asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $471,086 as of December 31, 2025 compared with $243,478 as of December 31, 2024.

Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions, operating cycles of public fund deposits and fluctuations in our business customers’ own liquidity needs. The Company utilizes brokered deposits and other wholesale funding to supplement core deposit fluctuations and loan growth. Brokered deposits are obtained through various programs with third party brokers. At December 31, 2025, the Company had $154,564 in brokered deposits, which included fixed-rate time deposits with maturities through September 2026 and variable-rate deposits with terms through February 2027.

As of December 31, 2025, West Bank had additional borrowing capacity available from the FHLB of approximately $649,000, as well as approximately $38,341 through the Federal Reserve discount window and $75,000 through unsecured federal funds lines of credit. Net cash from continuing operating activities contributed $46,479, $39,808 and $25,249 to liquidity for the years ended December 31, 2025, 2024 and 2023, respectively. Management believed that the combination of high levels of liquid and potentially liquid assets, unencumbered securities, cash flows from operations and additional borrowing capacity provided the Company with sufficient liquidity as of December 31, 2025.

The Company’s total stockholders’ equity increased to $265,985 as of December 31, 2025 from $227,875 as of December 31, 2024. The increase was primarily the result of growth in retained earnings and the increase in the market value of our available for sale investment portfolio. While accumulated other comprehensive losses reduce tangible common equity, they have no impact on regulatory capital. At December 31, 2025, tangible common equity as a percent of tangible assets was 6.42 percent compared to 5.68 percent as of December 31, 2024. As of December 31, 2025 and 2024, the Company had no intangible assets.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Capital requirements are more fully discussed under the heading “Supervision and Regulation” included in Item 1 and in Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. As of December 31, 2025, the Company and West Bank met all capital adequacy requirements to which they were subject, and the Company’s and West Bank’s capital ratios were in excess of the requirements to be considered well-capitalized under capital regulations. Also, as of December 31, 2025, the ratios for the Company and West Bank were sufficient to meet the capital conservation buffer.

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

The following table presents the estimated change in net interest income over a one year time horizon under several scenarios of assumed interest rate changes for the rate shock levels shown. The changes in each interest rate scenario represent the difference between estimated net interest income in the unchanged interest rate scenario, or the base case, and the estimated net interest income in each of the alternative interest rate scenarios. The net interest income in each scenario is based on immediate parallel yield curve changes in the interest rates applied to a static balance sheet. This analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.

	At December 31, 2025
	Sensitivity of Net Interest Income Over One Year Horizon
Change in Interest Rates	$ Change	% Change
300 basis points rising	$(3,116)	(2.97)%
200 basis points rising	(2,152)	(2.05)
100 basis points rising	(1,336)	(1.27)
100 basis points falling	912	0.87
200 basis points falling	685	0.65
300 basis points falling	302	0.29

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

West Bancorporation, Inc. and Subsidiary
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and its subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

West Bancorporation, Inc. and Subsidiary
Allowance for Credit Losses for Loans
As described in Note 1 and Note 4 to the consolidated financial statements, the allowance for credit losses for loans (allowance) totaled $30.5 million at December 31, 2025. The allowance is a valuation account that is deducted from the amortized cost basis of loans to present the net amount of loans expected to be collected. The Company’s allowance reflects losses expected over the remaining contractual life of the loans. The Company’s allowance is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are evaluated on an individual basis at the balance sheet date. At December 31, 2025 the reserve on loans collectively evaluated totaled $30.5 million and there was no reserve on loans individually evaluated. The measurement of the reserve is based on relevant information about the collectability of cash flows, including information about past events, current conditions and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about the future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical experience was observed. The Company uses a cash flow-based model to estimate expected credit losses for all loan segments. For each of the loan segments, the Company calculates a cash flow projection using contractual terms, estimated prepayment speeds, estimated curtailment rates and other relevant data. The Company uses a regression analysis that links historical losses of the Company and its peer group to two economic metrics: national unemployment rate and 10-year treasury rate over 2-year treasury rate spread to establish the loss rates applied to the projected cash flows. For all loan segments, the Company uses a forecast period of four quarters and reverts to a historical rate after four quarters. Qualitative factors are based on management’s judgment of the changes in underlying loan composition of specific portfolio, trends relating to credit quality and collateral values, company-specific data, or effects of other factors such as market competition or legal and regulatory requirements. The evaluation of these qualitative factors and forecasts requires that management make significant judgments and are highly sensitive to changes in significant assumptions.

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
February 25, 2026

West Bancorporation, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited West Bancorporation, Inc.’s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements of the Company and our report dated February 25, 2026 expressed an unqualified opinion.

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
February 25, 2026

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2025 and 2024

(dollars in thousands, except per share data)	2025	2024
ASSETS
Cash and due from banks	$25,171	$28,750
Interest-earning deposits with banks	324,502	214,728
Securities purchased under agreements to resell	121,413	—
Cash and cash equivalents	471,086	243,478
Securities available for sale, at fair value	468,447	544,565
Federal Home Loan Bank stock, at cost	15,167	15,129
Loans	3,001,690	3,004,860
Allowance for credit losses	(30,525)	(30,432)
Loans, net	2,971,165	2,974,428
Premises and equipment, net	108,380	109,985
Accrued interest receivable	11,982	12,825
Bank-owned life insurance	46,192	44,990
Deferred tax assets, net	25,925	33,202
Other assets	23,900	36,389
Total assets	$4,142,244	$4,014,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$540,358	$541,053
Interest-bearing demand	577,814	543,855
Savings and money market	1,839,508	1,643,891
Time	510,790	628,797
Total deposits	3,468,470	3,357,596
Subordinated notes, net	80,156	79,893
Federal Home Loan Bank advances	270,000	270,000
Long-term debt	26,250	42,736
Accrued expenses and other liabilities	31,383	36,891
Total liabilities	3,876,259	3,787,116
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,940,785 and 16,832,632 shares issued and outstanding at December 31, 2025 and 2024, respectively	3,000	3,000
Additional paid-in capital	37,231	35,619
Retained earnings	294,259	278,613
Accumulated other comprehensive loss	(68,505)	(89,357)
Total stockholders’ equity	265,985	227,875
Total liabilities and stockholders’ equity	$4,142,244	$4,014,991

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2025, 2024 and 2023

(dollars in thousands, except per share data)	2025	2024	2023
Interest income:
Loans, including fees	$166,844	$166,222	$142,923
Securities:
Taxable	10,471	13,030	13,696
Tax-exempt	2,901	3,219	3,517
Deposits with banks	9,359	7,595	169
Securities purchased under agreements to resell	2,650	—	—
Total interest income	192,225	190,066	160,305
Interest expense:
Deposits	87,750	97,284	66,796
Federal funds purchased and other short-term borrowings	—	4,248	9,532
Subordinated notes	4,425	4,431	4,442
Federal Home Loan Bank advances	9,102	10,313	7,694
Long-term debt	1,967	2,428	2,810
Total interest expense	103,244	118,704	91,274
Net interest income	88,981	71,362	69,031
Credit loss expense	—	1,000	700
Net interest income after credit loss expense	88,981	70,362	68,331
Noninterest income:
Service charges on deposit accounts	1,941	1,843	1,859
Debit card interchange income	1,894	1,919	1,980
Trust services	3,436	3,449	3,068
Increase in cash value of bank-owned life insurance	1,202	1,126	1,044
Gain from bank-owned life insurance	—	—	691
Loan swap fees	—	—	431
Realized securities losses, net	(3,959)	(1,172)	(431)
Other income	1,750	1,269	1,424
Total noninterest income	6,264	8,434	10,066
Noninterest expense:
Salaries and employee benefits	29,383	27,588	27,060
Occupancy and equipment	8,170	7,320	5,507
Data processing	2,596	2,991	2,790
Technology and software	3,160	2,896	2,341
FDIC insurance	2,369	2,560	1,750
Professional fees	1,211	1,041	1,026
Other expenses	6,938	6,957	8,137
Total noninterest expense	53,827	51,353	48,611
Income before income taxes	41,418	27,443	29,786
Income taxes	8,858	3,393	5,649
Net income	$32,560	$24,050	$24,137

Basic earnings per common share	$1.92	$1.43	$1.44
Diluted earnings per common share	$1.92	$1.42	$1.44
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2025, 2024 and 2023

(dollars in thousands)	2025	2024	2023
Net income	$32,560	$24,050	$24,137
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	31,577	(8,190)	16,514
Plus: reclassification adjustment for net losses realized in net income	3,959	1,172	431
Income tax (expense) benefit	(8,851)	1,687	(4,498)
Other comprehensive income (loss) on securities	26,685	(5,331)	12,447
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	(2,550)	9,759	4,291
Plus: reclassification adjustment for net gains realized in net income	(5,206)	(10,456)	(10,249)
Income tax benefit	1,923	194	1,459
Other comprehensive loss on derivatives	(5,833)	(503)	(4,499)
Total other comprehensive income (loss)	20,852	(5,834)	7,948
Comprehensive income	$53,412	$18,216	$32,085

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2025, 2024 and 2023

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2022	$—	16,640,413	$3,000	$32,021	$267,562	$(91,471)	$211,112
Cumulative effect of change in accounting principle(1)	—	—	—	—	(3,626)	—	(3,626)
Net income	—	—	—	—	24,137	—	24,137
Other comprehensive income, net of tax	—	—	—	—	—	7,948	7,948
Cash dividends declared, $1.00 per common share	—	—	—	—	(16,704)	—	(16,704)
Stock-based compensation costs	—	—	—	3,111	—	—	3,111
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	84,681	—	(935)	—	—	(935)
Balance, December 31, 2023	—	16,725,094	3,000	34,197	271,369	(83,523)	225,043
Net income	—	—	—	—	24,050	—	24,050
Other comprehensive loss, net of tax	—	—	—	—	—	(5,834)	(5,834)
Cash dividends declared, $1.00 per common share	—	—	—	—	(16,806)	—	(16,806)
Stock-based compensation costs	—	—	—	2,509	—	—	2,509
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	107,538	—	(1,087)	—	—	(1,087)
Balance, December 31, 2024	—	16,832,632	3,000	35,619	278,613	(89,357)	227,875
Net income	—	—	—	—	32,560	—	32,560
Other comprehensive income, net of tax	—	—	—	—	—	20,852	20,852
Cash dividends declared, $1.00 per common share	—	—	—	—	(16,914)	—	(16,914)
Stock-based compensation costs	—	—	—	2,744	—	—	2,744
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	108,153	—	(1,132)	—	—	(1,132)
Balance, December 31, 2025	$—	16,940,785	$3,000	$37,231	$294,259	$(68,505)	$265,985
(1)Cumulative effect adjustment pursuant to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1 for additional information.

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023

(dollars in thousands)	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$32,560	$24,050	$24,137
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	—	1,000	700
Net amortization and accretion	3,075	3,200	3,293
Securities losses, net	3,959	1,172	431
Stock-based compensation	2,744	2,509	3,111
Increase in cash value of bank-owned life insurance	(1,202)	(1,126)	(1,044)
Gain from bank-owned life insurance	—	—	(691)
Depreciation	4,516	3,723	1,856
Provision for deferred income taxes	352	2,982	447
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	843	756	(1,593)
(Increase) decrease in other assets	1,091	(1,450)	(2,794)
Increase (decrease) in accrued expenses and other liabilities	(1,459)	2,992	(2,604)
Net cash provided by operating activities	46,479	39,808	25,249
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	63,690	11,841	11,285
Proceeds from principal paydowns, maturities and calls of securities available for sale	41,198	56,361	42,370
Purchases of Federal Home Loan Bank stock	(324)	(57,683)	(115,480)
Proceeds from redemption of Federal Home Loan Bank stock	286	65,511	111,859
Net increase in loans	(8,223)	(77,235)	(184,788)
Proceeds of principal and earnings from bank-owned life insurance	—	—	2,458
Purchases of premises and equipment	(3,326)	(26,136)	(36,387)
Net cash provided by (used in) investing activities	93,301	(27,341)	(168,683)
Cash Flows from Financing Activities:
Net increase in deposits	110,874	383,817	93,371
Net decrease in federal funds purchased and other short-term borrowings	—	(150,270)	(49,730)
Net increase (decrease) in Federal Home Loan Bank advances	—	(45,000)	160,000
Principal payments on long-term debt	(5,000)	(5,000)	(3,750)
Common stock dividends paid	(16,914)	(16,806)	(16,704)
Restricted stock units withheld for payroll taxes	(1,132)	(1,087)	(935)
Net cash provided by financing activities	87,828	165,654	182,252
Net increase in cash and cash equivalents	227,608	178,121	38,818
Cash and Cash Equivalents:
Beginning	243,478	65,357	26,539
Ending	$471,086	$243,478	$65,357

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$106,321	$116,996	$87,846

Income Taxes Paid:
US Federal	4,290	370	3,900

US State and Local
Iowa	440	630	1,230
Minnesota	820	480	590
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

Segment information: An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker. As a community-oriented financial institution, substantially all of West Bank’s operations involve the delivery of loan and deposit products to customers. The chief operating decision maker makes operating decisions and assesses performance based on an ongoing review of the community banking activities, which constitutes the Company’s only operating segment for financial reporting purposes. The Company’s single segment is managed on a consolidated basis by the chief operating decision maker, which is the Company’s chief executive officer.

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

Cash and cash equivalents and cash flows:  For statement of cash flow purposes, the Company considers cash, due from banks, interest-earning deposits with banks and securities purchased under agreements to resell to be cash and cash equivalents. Securities purchased under agreements to resell are short-term investments with maturities of 30 days. Cash inflows and outflows from loans, deposits, federal funds purchased and short-term borrowings and FHLB advances with maturities less than 30 days are reported on a net basis.

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

Federal Home Loan Bank stock: West Bank, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB according to a predetermined formula as required to support borrowing activities. No ready market exists for the FHLB stock, and it has no quoted market value. The Company evaluates this asset for impairment on a quarterly basis and determined there was no impairment as of December 31, 2025. All shares of FHLB stock are issued and redeemed at par value.

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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. Fair value is determined by management by obtaining appraisals or other market value information at the time of foreclosure. Any write-downs in value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information at least annually. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense. As of December 31, 2025 and 2024, the Company had no other real estate owned.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated balance sheets of the Company, as such assets are not assets of West Bank. The Company managed or administered accounts with assets totaling $677,586 and $640,069 as of December 31, 2025 and 2024, respectively.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Derivatives: The Company uses derivative financial instruments, which consist of interest rate swaps and interest rate collars, to assist in its interest rate risk management. All derivatives are measured and reported at fair value on the Company’s consolidated balance sheet as other assets or other liabilities. The Company records cash flow hedges at the inception of the derivative contract based on the Company’s intentions and belief as to likely effectiveness as a hedge. The Company documents the strategy for entering into the transactions and the method of assessing ongoing effectiveness. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge that is effective, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of derivatives that are not highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings. All of the Company’s cash flow hedges qualify for hedge accounting and are considered highly effective.

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

Stock-based compensation: Compensation expense for stock-based awards is recorded over the vesting period, or until the participant reaches full retirement age if less than the vesting period, at the fair value of the award at the time of grant. Certain grants of restricted stock units (RSUs) are subject to performance-based vesting and cliff vest based on those conditions. Compensation expense is recognized over the service period to the extent RSUs are expected to vest. The fair value of RSUs granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date, adjusted for dividends and required post vesting holding periods where applicable. The Company has elected to record forfeitures as they occur. See Note 13 Stock Compensation Plans for further information.
Deferred compensation: The West Bancorporation, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) provides certain individuals with additional deferral opportunities in planning for retirement. Eligible participants, including directors and key officers of the Company, may choose to voluntarily defer receipt of a portion of their respective cash compensation. The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code. Liabilities accrued under the Deferred Compensation Plan totaled $1,754 and $1,404 as of December 31, 2025 and 2024, respectively.

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

Current accounting developments:   In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards CodificationTM.. The amendments in the ASU are expected to clarify or improve disclosure presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. These amendments have not had an impact to the Company as of December 31, 2025.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table and income taxes paid to be disaggregated by jurisdiction. It also includes certain amendments to improve the effectiveness of income tax disclosures. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted this guidance effective January 1, 2025. Refer to Note 12 and the Consolidated Statements of Cash Flows for additional information.
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
In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans. The ASU expands the population of acquired financial assets accounted for using the “gross-up approach” when recording the initial allowance for credit losses through an adjustment to the initial amortized cost basis. Acquired loans are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The ASU enables entities to apply hedge accounting to a greater number of highly effective economic hedges in multiple areas. The ASU expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions, enabling entities to apply hedge accounting to potentially broader portfolios of forecasted transactions. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with generally accepted accounting principles. The amendments in this ASU are effective for public business entities for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The amendments in this ASU update the FASB Accounting Standards Codification for a broad range of topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance. An entity may elect to adopt the amendments on an issue-by-issue basis. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 2. Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share is presented below for the years ended December 31, 2025, 2024 and 2023.

(in thousands, except per share data)	2025	2024	2023
Net income	$32,560	$24,050	$24,137

Weighted average common shares outstanding	16,915	16,806	16,704
Weighted average effect of restricted stock units outstanding	87	89	46
Diluted weighted average common shares outstanding	17,002	16,895	16,750

Basic earnings per common share	$1.92	$1.43	$1.44
Diluted earnings per common share	$1.92	$1.42	$1.44
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	311	293	412

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 3. Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses and fair value of securities available for sale, by security type as of December 31, 2025 and 2024.

	2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$198,083	$1	$(34,820)	$163,264
Collateralized mortgage obligations (1)	234,217	—	(40,534)	193,683
Mortgage-backed securities (1)	113,358	—	(17,216)	96,142
Collateralized loan obligations	2,307	1	(1)	2,307
Corporate notes	13,750	—	(699)	13,051
	$561,715	$2	$(93,270)	$468,447

	2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$215,942	$—	$(41,797)	$174,145
Collateralized mortgage obligations (1)	278,754	—	(59,490)	219,264
Mortgage-backed securities (1)	145,992	—	(26,173)	119,819
Collateralized loan obligations	18,932	33	—	18,965
Corporate notes	13,750	—	(1,378)	12,372
	$673,370	$33	$(128,838)	$544,565

(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with a fair value of approximately $418,670 and $455,825 as of December 31, 2025 and 2024, respectively, were pledged as collateral for borrowings and public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of December 31, 2025, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	2025
	Amortized Cost	Fair Value
Due after five years through ten years	$30,902	$28,227
Due after ten years	183,238	150,395
	214,140	178,622
Collateralized mortgage obligations and mortgage-backed securities	347,575	289,825
	$561,715	$468,447

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The details of the sales of securities available for sale for the years ended December 31, 2025, 2024 and 2023 are summarized in the following table.

	2025	2024	2023
Proceeds from sales	$63,690	$11,841	$11,285
Gross gains on sales	3	—	—
Gross losses on sales	3,962	1,172	431
The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of December 31, 2025 and 2024.

	2025
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized Losses	No. of Securities	Fair Value	Gross Unrealized Losses	No. of Securities	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$—	$—	—	$163,173	$(34,820)	68	$163,173	$(34,820)
Collateralized mortgage obligations	—	—	—	193,683	(40,534)	53	193,683	(40,534)
Mortgage-backed securities	—	—	—	96,142	(17,216)	22	96,142	(17,216)
Collateralized loan obligations	1,110	(1)	1	—	—	—	1,110	(1)
Corporate notes	—	—	—	13,052	(699)	8	13,052	(699)
	$1,110	$(1)	1	$466,050	$(93,269)	151	$467,160	$(93,270)

	2024
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized Losses	No. of Securities	Fair Value	Gross Unrealized Losses	No. of Securities	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$4,485	$(271)	7	$169,650	$(41,526)	90	$174,135	$(41,797)
Collateralized mortgage obligations	—	—	—	219,264	(59,490)	69	219,264	(59,490)
Mortgage-backed securities	610	(3)	1	119,209	(26,170)	25	119,819	(26,173)
Corporate notes	—	—	—	12,372	(1,378)	8	12,372	(1,378)
	$5,095	$(274)	8	$520,495	$(128,564)	192	$525,590	$(128,838)
If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of December 31, 2025 and December 31, 2024, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of December 31, 2025 and December 31, 2024, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the “Accrued interest receivable” line of the Consolidated Balance Sheets. Interest receivable on securities was $2,354 and $2,842 as of December 31, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of December 31, 2025 and 2024.

	2025	2024
Commercial	$505,059	$514,232
Real estate:
Construction, land and land development	426,833	508,147
1-4 family residential first mortgages	93,122	87,858
Home equity	26,088	19,294
Commercial	1,929,766	1,861,195
Consumer and other	23,374	17,287
	3,004,242	3,008,013
Net unamortized fees and costs	(2,552)	(3,153)
	$3,001,690	$3,004,860
The loan portfolio included $1,828,208 and $1,878,063 of fixed-rate loans and $1,176,034 and $1,129,950 of variable-rate loans as of December 31, 2025 and 2024, respectively.

Real estate loans of approximately $1,540,000 and $1,470,000 were pledged as security for FHLB advances as of December 31, 2025 and 2024, respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they are principal stockholders or executive officers (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. None of these loans are past due, on nonaccrual status or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that the Company considered adversely classified at December 31, 2025 or 2024. Loan transactions with related parties were as follows for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Balance, beginning of year	$87,901	$110,293	$155,789
New loans	70	6	1,699
Repayments	(41,852)	(22,398)	(16,513)
Effect of change in director status	—	—	(30,682)
Balance, end of year	$46,119	$87,901	$110,293

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Allowance for Credit Losses for Loans

The following tables detail the changes in the ACL by loan segment for the years ended December 31, 2025, 2024 and 2023.

	2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,489	$4,354	$650	$200	$19,544	$195	$30,432
Charge-offs	—	—	(27)	(8)	—	—	(35)
Recoveries	28	12	74	14	—	—	128
Provision for credit loss expense(1)	183	(622)	(10)	68	251	130	—
Ending balance	$5,700	$3,744	$687	$274	$19,795	$325	$30,525

	2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,291	$3,668	$704	$142	$18,420	$117	$28,342
Charge-offs	(20)	—	—	—	—	—	(20)
Recoveries	51	13	42	4	—	—	110
Provision for credit loss expense (1)	167	673	(96)	54	1,124	78	2,000
Ending balance	$5,489	$4,354	$650	$200	$19,544	$195	$30,432

	2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,804	$3,548	$357	$101	$16,575	$88	$25,473
Adoption of CECL	677	(234)	121	(8)	1,911	(9)	2,458
Charge-offs	(55)	(39)	(40)	—	—	—	(134)
Recoveries	36	2	2	5	—	—	45
Provision for credit loss expense (1)	(171)	391	264	44	(66)	38	500
Ending balance	$5,291	$3,668	$704	$142	$18,420	$117	$28,342

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables present a breakdown of the allowance for credit losses by segment, disaggregated based on the evaluation method as of December 31, 2025 and 2024.

	December 31, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,700	3,744	687	274	19,795	325	30,525
Total	$5,700	$3,744	$687	$274	$19,795	$325	$30,525

	December 31, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,489	4,354	650	200	19,544	195	30,432
Total	$5,489	$4,354	$650	$200	$19,544	$195	$30,432

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of December 31, 2025 and 2024.

	December 31, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	505,059	426,833	93,122	26,088	1,929,766	23,374	3,004,242
Total	$505,059	$426,833	$93,122	$26,088	$1,929,766	$23,374	$3,004,242

	December 31, 2024
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$133	$—	$—	$—	$133
Collectively evaluated for credit losses	514,232	508,147	87,725	19,294	1,861,195	17,287	3,007,880
Total	$514,232	$508,147	$87,858	$19,294	$1,861,195	$17,287	$3,008,013

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The ACL is a valuation account estimated at each balance sheet date and deducted from the amortized cost basis of loans to present the net amount expected to be collected. The Company estimates the ACL based on the underlying loans' amortized cost basis, which is the principal balance outstanding, adjusted by any partial charge-offs and net of deferred loan costs and fees. The Company's estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected restructuring. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the ACL.

Accrued interest on loans of $9,341 and $9,835 at December 31, 2025 and 2024, respectively, was included in accrued interest receivable on the balance sheet and was excluded from the estimate of credit losses.

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

The Company measures expected credit losses of loans on a collective basis for pools of loans with similar risk characteristics and uses a cash flow-based model to estimate expected credit losses for each of these pools. The Company's methodology for estimating the ACL considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical experience was observed. In addition to the historical loss information, the Company utilizes qualitative factors to adjust the ACL as appropriate. Qualitative factors are based on management’s judgment of the changes in underlying loan composition of specific portfolios, trends relating to credit quality and collateral values, company-specific data, or effects of other factors such as market competition or legal and regulatory requirements.

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

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land
development	—	—	—	—	—	—
1-4 family residential first
mortgages	—	133	—	133	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$—	$133	$—	$133	$—	$—

There was $18 and $91 interest income recognized on loans that were on nonaccrual for the years ended December 31, 2025 and 2024, respectively.

Interest income forgone on nonaccrual loans was $5, $19 and $15, respectively, during the years ended December 31, 2025, 2024 and 2023.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables provide an analysis of the delinquency status of the amortized cost of loans as of December 31, 2025 and 2024.

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$505,059	$505,059
Real estate:
Construction, land and
land development	—	—	—	—	426,833	426,833
1-4 family residential
first mortgages	—	—	—	—	93,122	93,122
Home equity	—	—	—	—	26,088	26,088
Commercial	—	—	—	—	1,929,766	1,929,766
Consumer and other	—	—	—	—	23,374	23,374
Total	$—	$—	$—	$—	$3,004,242	$3,004,242

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$514,232	$514,232
Real estate:
Construction, land and
land development	—	—	—	—	508,147	508,147
1-4 family residential
first mortgages	—	—	—	—	87,858	87,858
Home equity	—	—	—	—	19,294	19,294
Commercial	—	—	—	—	1,861,195	1,861,195
Consumer and other	—	—	—	—	17,287	17,287
Total	$—	$—	$—	$—	$3,008,013	$3,008,013

Loan Restructurings Made to Borrowers Experiencing Financial Difficulty

As of December 31, 2025 and 2024, the Company had no loan restructurings made to borrowers experiencing financial difficulty. There were no loan restructurings made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2025, 2024 and 2023. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Credit quality indicators for all loans and the Company's risk rating process are dynamic and updated on a continuous basis. Risk ratings are updated as circumstances that could affect the repayment of an individual loan are brought to management's attention through an established internal credit monitoring process. The likelihood of loss increases as the risk rating increases and is generally preceded by a loan appearing on the Watch List, which consists of all loans with a risk rating of 6 or worse. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all segments of loans included on the Watch List.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross charge-off by loan segment and origination year, based on the analysis performed as of December 31, 2025 and 2024.

	Term Loans by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial
Pass	$138,785	$50,820	$45,188	$60,692	$26,356	$43,088	$130,280	$495,209
Watch	3,131	768	1,027	568	31	—	4,325	9,850
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$141,916	$51,588	$46,215	$61,260	$26,387	$43,088	$134,605	$505,059
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development
Pass	$125,890	$15,669	$119,117	$73,287	$3,107	$125	$89,338	$426,533
Watch	300	—	—	—	—	—	—	300
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$126,190	$15,669	$119,117	$73,287	$3,107	$125	$89,338	$426,833
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$36,210	$5,387	$10,563	$16,055	$11,858	$3,269	$1,143	$84,485
Watch	6,458	—	2,179	—	—	—	—	8,637
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$42,668	$5,387	$12,742	$16,055	$11,858	$3,269	$1,143	$93,122
Current period gross charge-offs	$—	$—	$—	$—	$—	$27	$—	$27
Home equity
Pass	$2,581	$283	$2,618	$151	$368	$—	$20,087	$26,088
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$2,581	$283	$2,618	$151	$368	$—	$20,087	$26,088
Current period gross charge-offs	$—	$—	$—	$—	$8	$—	$—	$8
Commercial
Pass	$322,398	$224,664	$132,918	$409,576	$400,372	$344,525	$61,988	$1,896,441
Watch	29,835	2,050	1,440	—	—	—	—	33,325
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$352,233	$226,714	$134,358	$409,576	$400,372	$344,525	$61,988	$1,929,766
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$13,966	$100	$444	$36	$34	$130	$8,549	$23,259
Watch	—	—	—	—	—	—	115	115
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$13,966	$100	$444	$36	$34	$130	$8,664	$23,374
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

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

The following table presents the amortized cost basis of collateral dependent loans, by primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2025 and 2024.

As of December 31, 2025
Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Total	$—	$—	$—	$—	$—

	As of December 31, 2024
	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
1-4 family residential first mortgages	$133	$—	$—	$133	$—
Total	$133	$—	$—	$133	$—

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life using the same models for the Company’s other loan portfolio segments described above. The Company's allowance for credit losses for unfunded commitments was $1,544 as of December 31, 2025 and 2024. The allowance for credit losses for off-balance-sheet credit exposures is presented in the “Accrued expenses and other liabilities” line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance sheet credit exposures is reflected in the “Credit loss expense” line of the Consolidated Statements of Income. During the year ended December 31, 2025, the Company recorded no credit loss expense associated with off-balance sheet credit exposures compared to a negative credit loss expense of $1,000 for the year ended December 31, 2024.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 5. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2025 and 2024.

	2025	2024
Land	$11,049	$11,049
Buildings	93,379	91,022
Right-of-use assets under operating leases	3,989	4,405
Leasehold improvements	2,432	2,401
Furniture and equipment	14,453	13,750
	125,302	122,627
Accumulated depreciation	(16,922)	(12,642)
	$108,380	$109,985

Note 6. Operating Leases

The Company leases real estate for four branch offices. The lease agreements have maturity dates ranging from September 2030 to September 2036, some of which include options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the measurement of the right-of-use asset and lease liability. The weighted average remaining lives of the lease terms used in the measurement of the operating lease liability were 8.7 years and 9.6 years as of December 31, 2025 and 2024, respectively.

The discount rate used in determining the lease liability at lease commencement or extension is the FHLB fixed advance rate which corresponds with the remaining lease term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019, was used. The weighted average discount rates used in the measurement of the operating lease liabilities were 4.07 percent and 4.06 percent as of December 31, 2025 and 2024, respectively.

Operating lease right-of-use assets are included in premises and equipment. Operating lease liabilities of $4,140 and $4,551 were included in other liabilities as of December 31, 2025 and 2024, respectively. Rent expense related to these leases was $573, $972 and $1,510, for the years ended December 31, 2025, 2024 and 2023, respectively.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2025.

2026	$593
2027	600
2028	610
2029	611
2030	579
Thereafter	1,964
Total lease payments	4,957
Less: present value discount	(817)
Present value of lease liabilities	$4,140

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 7. Deposits

The scheduled maturities of time deposits were as follows as of December 31, 2025.

2026	$505,602
2027	2,496
2028	1,713
2029	603
2030	376
$510,790

Note 8. Subordinated Notes

In July 2003, the Company issued $20,619 in junior subordinated debentures to the Company’s subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company’s common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock, and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distribution can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s common stock. The junior subordinated debentures have a 30-year term, do not require any principal amortization, and are callable at the issuer’s option. The interest rate is a variable rate based on the 3-month term Secured Overnight Financing Rate (SOFR) plus 0.26161 percent tenor spread adjustment plus 3.05 percent. At December 31, 2025, the interest rate was 7.00 percent. Interest is payable quarterly, unless deferred. The Company has never deferred an interest payment. The effective cost of the junior subordinated debentures at December 31, 2025, including amortization of issuance costs, was 7.06 percent. Holders of the trust preferred securities associated with the junior subordinated debentures have no voting rights, are unsecured, and rank junior in priority to all the Company’s indebtedness and senior to the Company’s common stock. The junior subordinated debentures were reported net of unamortized debt issuance costs of $101 and $114 as of December 31, 2025 and 2024, respectively. The Company has an interest rate swap contract that effectively converts $20,000 of the variable-rate junior subordinated debentures to a fixed rate of 4.81 percent. See Note 11 for additional information on the interest rate swap. In addition, the junior subordinated debentures qualify as additional Tier 1 capital of the Company for regulatory purposes.

In June 2022, the Company issued $60,000 of subordinated notes (the Notes). The Notes initially bear interest at 5.25 percent, with interest payable semi-annually for the first five years of the Notes. Beginning in June 2027, the interest rate will be reset quarterly to a floating rate that is expected to be three-month term SOFR plus 2.41 percent with payments due quarterly. The Company may redeem the Notes, in whole or in part, on or after June 15, 2027 at a price equal to 100 percent of the principal amount of the Notes being redeemed plus accrued and unpaid interest. The Notes will mature on June 15, 2032 if they are not earlier redeemed. The Notes were reported net of unamortized debt issuance costs of $363 and $612 as of December 31, 2025 and 2024, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 9. Federal Home Loan Bank Advances and Other Borrowings

The Company had fixed-rate FHLB advances totaling $270,000 as of both December 31, 2025 and 2024. As of December 31, 2025, all advances had maturities of one month and are part of a rolling funding program associated with long-term interest rate swaps related to the interest cash flows of the rolling advances. The weighted average contractual rates on FHLB advances were 3.95 percent and 4.62 percent as of December 31, 2025 and December 31, 2024, respectively. The weighted average effective rate for these advances, which includes adjustments for the interest rate swaps, when applicable, was 3.39 percent as of both December 31, 2025 and 2024. See Note 11 for additional information on interest rate swaps hedging FHLB advances.

The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB’s collateral policy. West Bank had additional borrowing capacity of approximately $649,000 at the FHLB as of December 31, 2025.

As of December 31, 2025, West Bank had arrangements that would allow it to borrow $75,000 in unsecured federal funds lines of credit at correspondent banks that are available under the correspondent banks’ normal terms. The lines have no stated expiration dates. As of December 31, 2025, there were no amounts outstanding under these arrangements. At December 31, 2025, West Bank also had $38,341 of securities pledged for available borrowings at the Federal Reserve Bank discount window. There were no balances outstanding at the Federal Reserve Bank discount window at December 31, 2025.

Note 10. Long-Term Debt

In December 2021, the Company entered into a credit agreement with a commercial bank and borrowed $40,000. Interest under the term note is payable quarterly over five years. Required quarterly principal payments are $1,250, with the remaining balance due February 2027. The Company may make additional principal payments without penalty. The interest rate is variable at the Wall Street Journal Prime Rate minus 1.00 percent, which totaled 5.75 percent as of December 31, 2025. The Company has an interest rate swap contract that effectively converts $20,000 of the borrowings to a fixed rate of 6.40 percent. See Note 11 for additional information on the interest rate swap. In the event of default, the unaffiliated commercial bank may accelerate payment of the loan. The outstanding principal balance of the loan was $26,250 and $31,250 as of December 31, 2025 and 2024, respectively. The loan is secured by 100 percent of West Bank’s stock.

Future required principal payments for long-term debt as of December 31, 2025 are shown in the table below.

2026	$5,000
2027	21,250
$26,250

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 11. Derivatives

The Company has entered into various interest rate swap and interest rate collar agreements as part of its interest rate risk management strategy. The Company uses interest rate derivatives to manage its interest rate risk exposure on certain loans, borrowings, and deposits due to interest rate movements. The notional amounts of the interest rate derivatives do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

Interest Rate Derivatives Designated as Cash Flow Hedges: The Company had interest rate derivatives designated as cash flow hedges with total notional amounts of $380,000 and $420,000 at December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had interest rate swaps with a total notional amount of $270,000 that hedge the interest payments of rolling fixed-rate one-month funding consisting of FHLB advances or brokered deposits. Also, as of December 31, 2025, the Company had interest rate swaps with a total notional amount of $40,000 that effectively convert variable-rate long-term debt to fixed-rate debt and swaps with a total notional amount of $70,000 that hedge the interest payments of certain deposit accounts.

The Company had interest rate collars designated as cash flow hedges with total notional amounts of $100,000 and $0 as of December 31, 2025 and 2024, respectively. The Company enters into interest rate collars to mitigate interest rate risk on certain customer deposits. The structure of the interest rate collars is such that the Company pays the counterparty an incremental amount if the index rate falls below the floor rate. Conversely, the Company receives an incremental amount if the index rises above the cap rate.

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient interest payments would exist through the maturity date of the derivatives. The cash flow hedges were determined to be fully effective during the remaining terms of the derivatives. Therefore, the aggregate fair value of the derivatives is recorded in other assets or other liabilities with changes in market value recorded in OCI, net of deferred taxes. See Note 18 for additional fair value information and disclosures. The amounts included in AOCI will be reclassified to interest expense should the hedge no longer be considered effective.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The table below identifies the balance sheet category and fair values of the Company’s derivative instruments as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Cash Flow Hedges:
Interest Rate Swaps:
Gross notional amount	$380,000	$420,000
Fair value in other assets	2,989	9,897
Fair value in other liabilities	(1,040)	(270)
Weighted-average floating rate received	3.98%	4.84%
Weighted-average fixed rate paid	3.45%	3.30%
Weighted-average maturity in years	1.6	2.4
Interest Rate Collars:
Gross notional amount	$100,000	$—
Fair value in other assets	—	—
Fair value in other liabilities	(80)	—
Weighted-average maturity in years	2.6	0.0

Non-Hedging Derivatives:
Gross notional amount	$279,980	$287,235
Fair value in other assets	9,796	14,284
Fair value in other liabilities	(9,796)	(14,284)

The following table identifies the pre-tax gains or losses recognized on the Company’s derivative instruments designated as cash flow hedges for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Pre-tax gain (loss) recognized in other comprehensive income	$(2,550)	$9,759	$4,291
Decrease in interest expense	(5,206)	(10,456)	(10,249)

The Company estimates there will be approximately $2,028 reclassified from accumulated other comprehensive income to reduce interest expense through December 31, 2026 related to cash flow hedges. The Company will continue to assess the effectiveness of hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by interest rate derivative counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of December 31, 2025 and 2024, the Company pledged $240 and $30, respectively, of collateral to the counterparties in the form of cash on deposit. As of December 31, 2025 and 2024, the Company’s counterparties pledged $10,500 and $24,160, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrowers is cross-collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 12. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions. Income tax returns for the years 2022 through 2025 remain open to examination by federal and state taxing authorities. No material income tax related interest or penalties were recognized during the years ended December 31, 2025, 2024 or 2023.

The following table shows the components of income taxes for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Current:
Federal	$6,579	$(645)	$3,485
State	1,927	1,056	1,717
Deferred:
Federal	349	2,573	226
State	3	409	221
Income taxes	$8,858	$3,393	$5,649
Total income taxes for the years ended December 31, 2025, 2024 and 2023 differed from the amount computed by applying the U.S. federal income tax rate of 21 percent to income before income taxes, as shown in the following table.

	2025		2024		2023
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Income taxes at statutory federal tax rate	$8,698	21.0%	$5,763	21.0%	$6,255	21.0%
State income tax expense, net of
federal income tax benefit	1,588	3.8	1,267	4.6	1,395	4.7
Tax credits
Low income housing credits	(660)	(1.6)	(740)	(2.7)	(730)	(2.4)
New markets tax credit	—	—	(768)	(2.8)	(768)	(2.6)
Energy-related investment tax credit	(614)	(1.5)	(1,842)	(6.7)	—	—
Nontaxable or Nondeductible Items
Tax-exempt interest income	(1,175)	(2.8)	(1,404)	(5.1)	(1,445)	(4.9)
Nondeductible interest expense to
own tax-exempt securities	973	2.3	1,261	4.6	1,057	3.5
Tax-exempt increase in cash value of
life insurance and gains	(253)	(0.6)	(236)	(0.9)	(364)	(1.2)
Stock compensation	(72)	(0.2)	(2)	—	5	—
Other, net	373	0.9	94	0.3	244	0.8
Income taxes	$8,858	21.3%	$3,393	12.3%	$5,649	18.9%

In 2024, the Company recorded a tax benefit of $1,842 for an energy-related investment tax credit associated with the construction of the Company’s new headquarters building. The Company accounted for the investment tax credit using the flow-through method, recognizing the full benefit in 2024. In 2025, the Company recorded an additional tax benefit of $614 due to a change in estimate of the 2024 energy-related investment tax credit.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was enacted into law. The Act introduces significant changes to U.S. federal income tax provisions, including:

•Permanent reinstatement of 100 percent bonus depreciation for qualifying property placed in service after January 19, 2025.
•Immediate expensing of domestic research and experimental expenditures, effective for tax years beginning after December 31, 2024.
•IRC Section 139L provided for a 25 percent exclusion of gross interest income on eligible loans. For the tax year December 31, 2025, no eligible loans were identified.
•Under ASC 740, the effects of new tax legislation are recognized in the period that includes the enactment date. Accordingly, the Company included the recognized impact of these legislative changes as of the enactment date. These provisions did not have a material impact on the consolidated financial statements.

Net deferred tax assets consisted of the following components as of December 31, 2025 and 2024.

	2025	2024
Deferred tax assets:
Allowance for credit losses	$7,889	$7,866
Net unrealized losses on securities available for sale	23,036	31,814
Lease liabilities	1,019	1,120
Accrued expenses	236	220
Restricted stock unit compensation	1,041	1,077
State net operating loss carryforward	2,325	2,042
Other	200	494
	35,746	44,633
Deferred tax liabilities:
Right-of-use assets	981	1,083
Deferred loan costs	227	224
Net unrealized gains on interest rate swaps	462	2,375
Premises and equipment	5,572	5,095
New markets tax credit loan	—	474
Other	254	138
	7,496	9,389
Net deferred tax assets before valuation allowance	28,250	35,244
Valuation allowance for deferred tax assets	(2,325)	(2,042)
Net deferred tax assets	$25,925	$33,202
As of December 31, 2025, the Company had approximately $58,134 of Iowa net operating loss carryforwards available to offset future Iowa taxable income. The Company has recorded a valuation allowance against the tax effect of the Iowa net operating loss carryforwards, as management believes it is more likely than not that a portion of such carryforwards will expire without being utilized. No Iowa net operating loss carryforwards expired in 2025. Iowa net operating losses incurred on or before 2022 have a 20-year carryforward period. Iowa net operating losses incurred in or after 2023 do not expire.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 13. Stock Compensation Plans

The West Bancorporation, Inc. 2021 Equity Incentive Plan (as amended, the 2021 Plan) was originally approved by the stockholders in April 2021. The 2021 Plan replaced the West Bancorporation, Inc. 2017 Equity Incentive Plan (the 2017 Plan). Upon approval of the 2021 Plan, the 2017 Plan was frozen and no new grants will be made under that plan. Outstanding awards under the 2017 Plan will continue pursuant to their terms and provisions. The 2021 and 2017 Plans are administered by the Compensation Committee of the Board of Directors, which determines the specific individuals who will be granted awards under the 2021 Plan and the type and amount of any such awards. The 2021 Plan was originally approved at the April 2021 annual stockholders’ meeting and authorized 625,000 shares, and at the April 2024 annual stockholders’ meeting, the Company obtained stockholder approval to increase the number of shares of common stock authorized for issuance under the 2021 Plan by 550,000 shares, from 625,000 shares to 1,175,000 shares. All employees and directors of the Company and its subsidiary are eligible to become participants in the 2021 Plan. Under the terms of the 2021 Plan, the Company may grant a total of 1,175,000 shares of the Company’s common stock as stock awards and cash incentive awards. As of December 31, 2025, 515,311 shares of the Company’s common stock remained available for future awards under the 2021 Plan.

Under the 2021 Plan, the Company may grant RSU awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. All RSUs granted through December 31, 2025 under the 2021 and 2017 Plans were at no cost to the participants, and the participants will not be entitled to receive or accrue dividends until the RSUs have vested. Each RSU entitles the participant to receive, to the extent earned, one share of common stock on the vesting date or upon the participant’s termination due to death or disability, for time-based RSUs, upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant’s employment is thereafter terminated by the Company without cause or by the participant for good reason, or, for performance-based RSUs, upon a change in control of the Company. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2021 and 2017 Plans. The Company grants time-based and performance-based RSU awards. The time-based RSU awards granted to employees vest 20 percent per year over a five year period and have a one to three year post-vesting holding period, applicable to 50 percent of the shares. The time-based RSU awards granted to directors vest after one year and have a three year post-vesting holding period, applicable to 50 percent of the shares. The performance based RSU awards granted to employees cliff vest at the end of a three year performance period based upon the Company meeting certain performance metrics and have a three year post-vesting holding period applicable to 50 percent of the shares.

The following table includes a summary of nonvested RSU activity for the years ended December 31, 2025, 2024 and 2023.

	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
(actual amounts, not in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested shares, beginning balance	459,605	$17.55	479,480	$19.33	438,237	$20.87
Granted	156,142	17.69	163,950	13.90	175,680	16.79
Vested	(164,710)	18.64	(171,080)	19.00	(134,437)	20.96
Forfeited	(5,695)	19.42	(12,745)	17.63	—	—
Nonvested shares, ending balance	445,342	$17.17	459,605	$17.55	479,480	$19.33
The fair value of RSU awards that vested during 2025, 2024 and 2023 was $3,274, $2,916 and $2,509, respectively. Total compensation costs, including director compensation, recorded for the RSUs were $2,744, $2,509 and $3,111 for the years ended December 31, 2025, 2024 and 2023, respectively. The tax benefit related to vesting of RSUs totaled $85 and $2 for the years ended December 31, 2025 and 2024, respectively. The tax expense related to the vesting of RSUs totaled $5 for the year ended December 31, 2023. As of December 31, 2025, there was $3,473 of unrecognized compensation cost related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized was approximately 1.4 years.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 14. 401(k) Retirement Plan and Employee Stock Ownership Plan

The Company has a combined defined contribution plan and employee stock ownership plan covering substantially all of its employees. Matching and discretionary contributions are determined annually by the Board. The Company matched 100 percent of the first six percent of employee deferrals and made an annual discretionary contribution of four percent of eligible employee compensation for the year ended December 31, 2025, and two percent of eligible employee compensation for the years ended December 31, 2024 and 2023. Total matching and discretionary contribution expense for the years ended December 31, 2025, 2024 and 2023, totaled $1,652, $1,273 and $1,207, respectively.

As of December 31, 2025 and 2024, the plan held 350,160 and 326,523 shares, respectively, of the Company’s common stock. These shares are included in the computation of earnings per share. Dividends on shares held in the plan may be reinvested in Company common stock or paid in cash to the participants, at the election of the participants.

Note 15. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2025, 2024 and 2023.

		Unrealized	Accumulated
	Unrealized	Gains	Other
	Gains (Losses)	(Losses) on	Comprehensive
	on Securities	Derivatives	Income (Loss)
Balance, December 31, 2022	$(103,680)	$12,209	$(91,471)
Other comprehensive income before reclassifications	12,158	3,221	15,379
Amounts reclassified from accumulated other
comprehensive income	289	(7,720)	(7,431)
Net current period other comprehensive income (loss)	12,447	(4,499)	7,948
Balance, December 31, 2023	(91,233)	7,710	(83,523)
Other comprehensive income (loss) before reclassifications	(6,167)	7,373	1,206
Amounts reclassified from accumulated other
comprehensive income	836	(7,876)	(7,040)
Net current period other comprehensive loss	(5,331)	(503)	(5,834)
Balance, December 31, 2024	(96,564)	7,207	(89,357)
Other comprehensive income (loss) before reclassifications	23,777	(1,922)	21,855
Amounts reclassified from accumulated other
comprehensive income	2,908	(3,911)	(1,003)
Net current period other comprehensive income (loss)	26,685	(5,833)	20,852
Balance, December 31, 2025	$(69,879)	$1,374	$(68,505)

Note 16. Regulatory Capital Requirements

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory requirements. The Company’s and West Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2025.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company’s and West Bank’s capital ratios are presented in the following table as of December 31, 2025 and 2024.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Total Capital (to Risk-Weighted Assets)
Consolidated	$446,560	12.77%	$279,756	8.00%	$367,180	10.50%	$349,695	10.00%
West Bank	466,888	13.35%	279,703	8.00%	367,110	10.50%	349,629	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	354,490	10.14%	209,817	6.00%	297,241	8.50%	279,756	8.00%
West Bank	434,818	12.44%	209,777	6.00%	297,184	8.50%	279,703	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	334,490	9.57%	157,363	4.50%	244,786	7.00%	227,302	6.50%
West Bank	434,818	12.44%	157,333	4.50%	244,740	7.00%	227,259	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	354,490	8.44%	168,074	4.00%	168,074	4.00%	210,092	5.00%
West Bank	434,818	10.35%	168,053	4.00%	168,053	4.00%	210,067	5.00%

As of December 31, 2024:
Total Capital (to Risk-Weighted Assets)
Consolidated	$429,208	12.11%	$283,628	8.00%	$372,261	10.50%	$354,535	10.00%
West Bank	455,572	12.86%	283,468	8.00%	372,051	10.50%	354,335	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	337,232	9.51%	212,721	6.00%	301,354	8.50%	283,628	8.00%
West Bank	423,596	11.95%	212,601	6.00%	301,184	8.50%	283,468	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	317,232	8.95%	159,541	4.50%	248,174	7.00%	230,447	6.50%
West Bank	423,596	11.95%	159,451	4.50%	248,034	7.00%	230,317	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	337,232	7.93%	170,113	4.00%	170,113	4.00%	212,641	5.00%
West Bank	423,596	9.97%	170,029	4.00%	170,029	4.00%	212,537	5.00%
The Company and West Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At December 31, 2025, the capital ratios for the Company and West Bank were sufficient to meet the capital conservation buffer.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company’s tangible common equity ratio was 6.42 percent and 5.68 percent at December 31, 2025 and 2024, respectively. The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2025 and 2024, the Company had no intangible assets or preferred stock.

Note 17. Commitments and Contingencies

Financial instruments with off-balance sheet risk:  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance sheet instruments. Commitments to lend are subject to borrowers’ continuing compliance with existing credit agreements. The Company’s commitments consisted of the following amounts as of December 31, 2025 and 2024.

	2025	2024
Commitments to fund real estate construction loans	$152,936	$180,986
Other commitments to extend credit	589,309	598,510
Standby letters of credit	13,291	10,734
	$755,536	$790,230

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally expire within one year. Commitments to extend credit of approximately $149,250 at December 31, 2025, had terms expiring beyond one year. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, equipment, and residential and commercial real estate.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and generally expire within one year. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances the Company deems necessary. In the event the customer does not perform in accordance with the terms of the third-party agreement, West Bank would be required to fund the commitment. The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above. If the commitment is funded, West Bank would be entitled to seek recovery from the customer. At December 31, 2025 and 2024, no amounts have been recorded as liabilities for West Bank’s potential obligations under these guarantees.

West Bank previously executed MPF Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The term of the most recent Commitment was through January 16, 2015 and was not renewed. The outstanding balance of mortgage loans sold under the MPF Program was $14,411 and $17,032 at December 31, 2025 and 2024, respectively.

The Company had commitments to invest in qualified affordable housing projects totaling $1,383 and $861 as of December 31, 2025 and 2024, respectively.

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

The Company’s policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during 2025 or 2024.

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

Management obtains the fair value of securities at the end of each reporting period via a third-party pricing service. Management reviewed the valuation process used by the third party and believed the process was valid as of December 31, 2025. On a quarterly basis, management corroborates the fair values of the portfolio by obtaining pricing from an independent financial market data vendor and compares the two sets of fair values. Any significant variances are reviewed and investigated. For a sample of securities, the fair values are further validated by management, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and the securities were properly classified in the fair value hierarchy.

Derivative instruments: The Company’s derivative instruments consist of interest rate swaps and interest rate collars accounted for as cash flow hedges, as well as interest rate swaps which are accounted for as non-hedging derivatives. The Company’s derivative positions are classified within Level 2 of the fair value hierarchy and are valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or nonbinding broker-dealer quotations. The fair value of the derivatives are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of December 31, 2025 and 2024.

	2025
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$163,264	$—	$163,264	$—
Collateralized mortgage obligations	193,683	—	193,683	—
Mortgage-backed securities	96,142	—	96,142	—
Collateralized loan obligations	2,307	—	2,307	—
Corporate notes	13,051	—	13,051	—
Derivative instruments	12,785	—	12,785	—

Financial liabilities:
Derivative instruments	$10,916	$—	$10,916	$—

	2024
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$174,145	$—	$174,145	$—
Collateralized mortgage obligations	219,264	—	219,264	—
Mortgage-backed securities	119,819	—	119,819	—
Collateralized loan obligations	18,965	—	18,965	—
Corporate notes	12,372	—	12,372	—
Derivative instruments	24,181	—	24,181	—

Financial liabilities:
Derivative instruments	$14,554	$—	$14,554	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Individually evaluated loans that are deemed to have impairment are classified within Level 3 of the fair value hierarchy and are recorded at fair value, which is based on the value of the collateral securing these loans. As of both December 31, 2025 and 2024, there were no individually evaluated loans with a fair value adjustment.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of December 31, 2025 and 2024.

	December 31, 2025
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$25,171	$25,171	$25,171	$—	$—
Interest-bearing deposits with banks	324,502	324,502	324,502	—	—
Securities purchased under agreements to resell	121,413	121,413	—	121,413	—
Securities available for sale	468,447	468,447	—	468,447	—
Federal Home Loan Bank stock	15,167	15,167	—	15,167	—
Loans, net	2,971,165	2,953,867	—	2,953,867	—
Accrued interest receivable	11,982	11,982	11,982		—
Derivative instruments	12,785	12,785	—	12,785	—
Financial liabilities:
Deposits	$3,468,470	$3,468,215	$—	$3,468,215	$—
Subordinated notes, net	80,156	74,660	—	74,660	—
Federal Home Loan Bank advances	270,000	270,000	—	270,000	—
Long-term debt	26,250	26,250	—	26,250	—
Accrued interest payable	5,319	5,319	5,319		—
Derivative instruments	10,916	10,916	—	10,916	—

	December 31, 2024
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$28,750	$28,750	$28,750	$—	$—
Interest-bearing deposits with banks	214,728	214,728	214,728	—	—
Securities available for sale	544,565	544,565	—	544,565	—
Federal Home Loan Bank stock	15,129	15,129	—	15,129	—
Loans, net	2,974,428	2,905,574	—	2,905,574	—
Accrued interest receivable	12,825	12,825	12,825	—	—
Derivative instruments	24,181	24,181	—	24,181	—
Financial liabilities:
Deposits	$3,357,596	$3,357,219	$—	$3,357,219	$—
Subordinated notes, net	79,893	68,522	—	68,522	—
Federal Home Loan Bank advances	270,000	270,000	—	270,000	—
Long-term debt	42,736	42,736	—	42,736	—
Accrued interest payable	8,396	8,396	8,396	—	—
Derivative instruments	14,554	14,554	—	14,554	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 19. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2025 and 2024
	2025	2024
ASSETS
Cash	$6,159	$4,133
Investment in West Bank	366,241	333,679
Investment in West Bancorporation Capital Trust I	619	619
Other assets	311	1,598
Total assets	$373,330	$340,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities	$939	$1,011
Subordinated notes, net	80,156	79,893
Long-term debt	26,250	31,250
Total liabilities	107,345	112,154
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	3,000	3,000
Additional paid-in capital	37,231	35,619
Retained earnings	294,259	278,613
Accumulated other comprehensive loss	(68,505)	(89,357)
Total stockholders’ equity	265,985	227,875
Total liabilities and stockholders’ equity	$373,330	$340,029

Statements of Income
Years Ended December 31, 2025, 2024 and 2023
	2025	2024	2023
Operating income:
Equity in net income of West Bank	$37,811	$29,614	$30,055
Equity in net income of West Bancorporation Capital Trust I	47	53	52
Total operating income	37,858	29,667	30,107
Operating expenses:
Interest on subordinated notes	4,425	4,431	4,442
Interest on long-term debt	1,853	2,313	2,695
Other expenses	625	613	657
Total operating expenses	6,903	7,357	7,794
Income before income taxes	30,955	22,310	22,313
Income tax benefit	(1,605)	(1,740)	(1,824)
Net income	$32,560	$24,050	$24,137

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$32,560	$24,050	$24,137
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net income of West Bank	(37,811)	(29,614)	(30,055)
Equity in net income of West Bancorporation Capital Trust I	(47)	(53)	(52)
Dividends received from West Bank	28,200	27,000	25,200
Dividends received from West Bancorporation Capital Trust I	47	53	52
Amortization	262	262	262
Deferred income taxes	—	—	1
Change in assets and liabilities:
(Increase) decrease in other assets	719	(778)	189
Increase (decrease) in accrued expenses and other liabilities	10	(76)	4
Net cash provided by operating activities	23,940	20,844	19,738
Cash Flows from Financing Activities:
Principal payments on long-term debt	(5,000)	(5,000)	(3,750)
Common stock cash dividends	(16,914)	(16,806)	(16,704)
Net cash used in financing activities	(21,914)	(21,806)	(20,454)
Net increase (decrease) in cash	2,026	(962)	(716)
Cash:
Beginning	4,133	5,095	5,811
Ending	$6,159	$4,133	$5,095

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2025 based on the specified criteria.

The Company’s independent registered public accounting firm, which audited the consolidated financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025 that appears in Item 8 of this Form 10-K and is incorporated into this item by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

West Bancorporation, Inc. and Subsidiary

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

West Bancorporation, Inc. and Subsidiary

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for directors and executive officers as required pursuant to Item 401 and item 405(a) of Regulation S-K can be found under the captions “Proposal 1. Election of Directors” and “Governance and Board of Directors—Executive Officers of the Company” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 3, 2026, and is incorporated herein by reference.

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

Stockholder Recommendations for Nominees to the Board of Directors

The information required pursuant to Item 407(c)(3) of Regulation S-K can be found under the caption “General Matters—2027 Stockholder Proposals” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 3, 2026, and is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee that consists of James W. Noyce, Chair, Rosemary Parson, John K. Sorensen and Therese M. Vaughan. The Board has determined that Mr. Noyce and Dr. Vaughan are audit committee financial experts. The full Board has determined that all members of the Audit Committee are independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required pursuant to Item 402, Item 407(e)(4) and Item 407(e)(5) of Regulation S-K can be found under the captions “Governance and Board of Directors—Director Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 3, 2026, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Effective as of the 2021 annual meeting of stockholders, the West Bancorporation, Inc. 2021 Equity Incentive Plan (2021 Plan) was adopted by the Board of Directors and approved by our stockholders. The 2021 Plan was amended at the April 2024 annual stockholders’ meeting, upon which the Company obtained shareholder approval to increase the number of shares of common stock authorized for issuance under the 2021 Plan by 550,000 shares, from 625,000 to 1,175,000 shares. The prior 2017 Equity Incentive Plan (2017 Plan) was frozen with respect to future grants upon approval of the 2021 Plan. At the time the 2017 Plan was frozen, 196,535 shares remain unissued under the original authorization for that plan. Awards outstanding under the 2017 Plan will remain subject to the 2017 Plan as long as they remain outstanding. Under the terms of the 2021 Plan, as amended, the Company may grant a total of 1,175,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. All employees and directors of the Company and its subsidiary are eligible to become participants in the 2021 Plan. Additional information regarding our equity incentive plans is presented in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The following table sets forth information regarding outstanding restricted stock units and shares available for future issuance under these plans as of December 31, 2025.

West Bancorporation, Inc. and Subsidiary

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	445,342	—	515,311	`(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	445,342	—	515,311
(1)Includes the West Bancorporation, Inc. 2017 Equity Incentive Plan approved by stockholders on April 27, 2017, and the West Bancorporation, Inc. 2021 Equity Incentive Plan, as amended, approved by stockholders on April 25, 2024.
(2)Reflects the number of shares available for issuance under the West Bancorporation, Inc. 2021 Equity Incentive Plan as stock awards.

The information required pursuant to Item 403 of Regulation S-K can be found under the captions “Governance and Board of Directors—Security Ownership of Certain Beneficial Owners and Executive Officers,” “Governance and Board of Directors—Other Beneficial Owners” and “Governance and Board of Directors—Changes in Control” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 3, 2026, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found under the captions “General Matters—Certain Relationships and Related Transactions” and “Governance and Board of Directors” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 3, 2026, and is incorporated herein by reference.

West Bancorporation, Inc. and Subsidiary

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required pursuant to Item 9(e) of Schedule 14A can be found under the caption “Proposal 3. Ratify the Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 3, 2026, and is incorporated herein by reference. The PCAOB ID Number for our Independent Registered Public Accounting Firm is 49.

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

4.4	Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2032 (incorporated herein by reference to Exhibit 4.3 filed with the Form 8-K on June 14, 2022)
10.1*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and David D. Nelson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on July 25, 2012)
10.2*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on July 25, 2012)
10.3*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Harlee N. Olafson (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on July 25, 2012)
10.4*	Employment Agreement dated April 29, 2021 between West Bancorporation, Inc. and Bradley P. Peters (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on April 30, 2021)
10.5*	Employment Agreement dated May 27, 2021 between West Bancorporation, Inc. and Jane M. Funk (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on May 27, 2021)
10.6*	West Bancorporation, Inc. Deferred Compensation Plan (as Amended and Restated November 20, 2024) (incorporated herein by reference to Exhibit 10.6 filed with the Form 10-K on February 20, 2025)

West Bancorporation, Inc. and Subsidiary

10.7*	West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 10.20 filed with the Form 10-K on March 6, 2014)
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

19	Insider Trading Policy
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	West Bancorporation, Inc. Clawback Policy (incorporated herein by reference to Exhibit 97.1 filed with the Form 10-K on February 20, 2025)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101)
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

WEST BANCORPORATION, INC.
(Registrant)

February 26, 2026	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2026	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

February 26, 2026	By:	/s/ Jane M. Funk
Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

BOARD OF DIRECTORS

February 26, 2026	By:	/s/ Sean P. McMurray
Sean P. McMurray
Chairman of the Board

February 26, 2026	By:	/s/ Lisa J. Elming
Lisa J. Elming

February 26, 2026	By:	/s/ Steven K. Gaer
Steven K. Gaer

February 26, 2026	By:	/s/ Douglas R. Gulling
Douglas R. Gulling

West Bancorporation, Inc. and Subsidiary

February 26, 2026	By:	/s/ George D. Milligan
George D. Milligan

February 26, 2026	By:	/s/ James W. Noyce
James W. Noyce

February 26, 2026	By:	/s/ Rosemary Parson
Rosemary Parson

February 26, 2026	By:	/s/ John K. Sorensen
John K. Sorensen

February 26, 2026	By:	/s/ Therese M. Vaughan
Therese M. Vaughan