Form 10-Q
period 2026-03-31
WEST BANCORPORATION INC
filed 2026-04-23
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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

Yes  ☐                      No  ☒

As of April 22, 2026, there were 17,028,101 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$40,018	$25,171
Interest-earning deposits with banks	180,218	324,502
Securities purchased under agreements to resell	141,742	121,413
Cash and cash equivalents	361,978	471,086
Securities available for sale, at fair value	456,410	468,447
Federal Home Loan Bank stock, at cost	15,180	15,167
Loans	2,991,638	3,001,690
Allowance for credit losses	(30,523)	(30,525)
Loans, net	2,961,115	2,971,165
Premises and equipment, net	107,619	108,380
Accrued interest receivable	12,613	11,982
Bank-owned life insurance	46,500	46,192
Deferred tax assets, net	25,933	25,925
Other assets	23,625	23,900
Total assets	$4,010,973	$4,142,244

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$511,013	$540,358
Interest-bearing demand	489,990	577,814
Savings and money market	1,818,139	1,839,508
Time	515,830	510,790
Total deposits	3,334,972	3,468,470
Subordinated notes, net	80,221	80,156
Federal Home Loan Bank advances	270,000	270,000
Long-term debt	25,000	26,250
Accrued expenses and other liabilities	30,037	31,383
Total liabilities	3,740,230	3,876,259
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, no par value; authorized 50,000,000 shares; 17,028,101 and 16,940,785 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3,000	3,000
Additional paid-in capital	36,553	37,231
Retained earnings	300,596	294,259
Accumulated other comprehensive loss	(69,406)	(68,505)
Total stockholders' equity	270,743	265,985
Total liabilities and stockholders' equity	$4,010,973	$4,142,244

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Interest income:
Loans, including fees	$40,946	$40,988
Securities:
Taxable	2,143	2,788
Tax-exempt	638	743
Deposits with banks	2,047	1,617
Securities purchased under agreements to resell	1,617	—
Total interest income	47,391	46,136
Interest expense:
Deposits	19,261	21,423
Subordinated notes	1,104	1,105
Federal Home Loan Bank advances	2,244	2,235
Long-term debt	397	518
Total interest expense	23,006	25,281
Net interest income	24,385	20,855
Credit loss expense (benefit)	—	—
Net interest income after credit loss expense	24,385	20,855
Noninterest income:
Service charges on deposit accounts	508	471
Debit card interchange income	472	446
Trust services	1,010	777
Increase in cash value of bank-owned life insurance	308	282
Other income	256	267
Total noninterest income	2,554	2,243
Noninterest expense:
Salaries and employee benefits	7,632	7,004
Occupancy and equipment	2,006	1,963
Data processing	596	617
Technology and software	774	786
FDIC insurance	473	587
Professional fees	278	308
Other expenses	1,706	1,798
Total noninterest expense	13,465	13,063
Income before income taxes	13,474	10,035
Income taxes	2,902	2,193
Net income	$10,572	$7,842

Basic earnings per common share	$0.62	$0.47
Diluted earnings per common share	$0.61	$0.46
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$10,572	$7,842
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(2,636)	12,907
Income tax (expense) benefit	646	(3,195)
Other comprehensive income (loss) on securities	(1,990)	9,712
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	2,054	(2,314)
Plus: reclassification adjustment for net gains realized in net income	(610)	(1,404)
Income tax (expense) benefit	(355)	917
Other comprehensive income (loss) on derivatives	1,089	(2,801)
Total other comprehensive income (loss)	(901)	6,911
Comprehensive income	$9,671	$14,753

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2026
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2025	$—	16,940,785	$3,000	$37,231	$294,259	$(68,505)	$265,985
Net income	—	—	—	—	10,572	—	10,572
Other comprehensive loss, net of tax	—	—	—	—	—	(901)	(901)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,235)	—	(4,235)
Stock-based compensation costs	—	—	—	600	—	—	600
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	87,316	—	(1,278)	—	—	(1,278)
Balance, March 31, 2026	$—	17,028,101	$3,000	$36,553	$300,596	$(69,406)	$270,743

	Three Months Ended March 31, 2025
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2024	$—	16,832,632	$3,000	$35,619	$278,613	$(89,357)	$227,875
Net income	—	—	—	—	7,842	—	7,842
Other comprehensive income, net of tax	—	—	—	—	—	6,911	6,911
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,208)	—	(4,208)
Stock-based compensation costs	—	—	—	585	—	—	585
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	90,648	—	(1,132)	—	—	(1,132)
Balance, March 31, 2025	$—	16,923,280	$3,000	$35,072	$282,247	$(82,446)	$237,873

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$10,572	$7,842
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	739	771
Stock-based compensation	600	585
Increase in cash value of bank-owned life insurance	(308)	(282)
Depreciation	1,153	1,104
Provision for deferred income taxes	281	1,092
Change in assets and liabilities:
Increase in accrued interest receivable	(631)	(316)
Decrease in other assets	911	1,195
Decrease in accrued expenses and other liabilities	(432)	(2,242)
Net cash provided by operating activities	12,885	9,749
Cash Flows from Investing Activities:
Proceeds from principal paydowns, maturities and calls of securities available for sale	8,728	10,147
Purchases of Federal Home Loan Bank stock	(97)	(113)
Proceeds from redemption of Federal Home Loan Bank stock	84	26
Net (increase) decrease in loans	10,050	(11,517)
Purchases of premises and equipment	(497)	(1,492)
Net cash provided by (used in) investing activities	18,268	(2,949)
Cash Flows from Financing Activities:
Net decrease in deposits	(133,498)	(33,078)
Principal payments on long-term debt	(1,250)	(1,250)
Common stock dividends paid	(4,235)	(4,208)
Restricted stock units withheld for payroll taxes	(1,278)	(1,132)
Net cash used in financing activities	(140,261)	(39,668)
Net decrease in cash and cash equivalents	(109,108)	(32,868)
Cash and Cash Equivalents:
Beginning	471,086	243,478
Ending	$361,978	$210,610

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$22,092	$24,910
Income taxes	—	—
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these unaudited consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of March 31, 2026 and December 31, 2025 and net income, comprehensive income (loss), changes in stockholders' equity and cash flows for the three months ended March 31, 2026 and 2025. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Cash and cash equivalents and cash flows: For statement of cash flow purposes, the Company considers cash, due from banks, interest-earning deposits with banks and securities purchased under agreements to resell to be cash and cash equivalents. Securities purchased under agreements to resell are short-term investments with monthly maturities. Cash inflows and outflows from loans, deposits, federal funds purchased and short-term borrowings, and short-term FHLB advances are reported on a net basis.

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

The accounting policies of this segment are the same as those described in the Company's Annual Report on Form 10-K, filed with the SEC on February 26, 2026. Refer to Note 1 in the Company's Annual Report on Form 10-K for additional information. As the chief operating decision maker, the Company's Chief Executive Officer assesses performance of the segment and determines the allocation of resources based on consolidated net income, which is reported in the Consolidated Statements of Income. Consolidated net income is used in deciding where to deploy capital and to monitor budget against actual results. It is also used in benchmarking performance measures to the Company's peers for compensation related analysis. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Current accounting developments:  In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards CodificationTM.. The amendments in the ASU are expected to clarify or improve disclosure presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. These amendments have not had an impact to the Company as of March 31, 2026.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three months ended March 31, 2026 and 2025 are presented in the following table.

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net income	$10,572	$7,842

Weighted average common shares outstanding	16,948	16,840
Weighted average effect of restricted stock units outstanding	265	228
Diluted weighted average common shares outstanding	17,213	17,068

Basic earnings per common share	$0.62	$0.47
Diluted earnings per common share	$0.61	$0.46
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	99	161

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$197,497	$1	$(35,567)	$161,931
Collateralized mortgage obligations (1)	229,655	—	(42,798)	186,857
Mortgage-backed securities (1)	111,320	—	(17,094)	94,226
Collateralized loan obligations	92	—	(1)	91
Corporate notes	13,750	—	(445)	13,305
	$552,314	$1	$(95,905)	$456,410

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$198,083	$1	$(34,820)	$163,264
Collateralized mortgage obligations (1)	234,217	—	(40,534)	193,683
Mortgage-backed securities (1)	113,358	—	(17,216)	96,142
Collateralized loan obligations	2,307	1	(1)	2,307
Corporate notes	13,750	—	(699)	13,051
	$561,715	$2	$(93,270)	$468,447
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with a fair value of approximately $409,383 and $418,670 as of March 31, 2026 and December 31, 2025, respectively, were pledged as collateral for borrowings and public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of March 31, 2026, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	March 31, 2026
	Amortized Cost	Fair Value
Due after one year through five years	$2,000	$1,968
Due after five years through ten years	28,750	25,888
Due after ten years	180,589	147,471
	211,339	175,327
Collateralized mortgage obligations and mortgage-backed securities	340,975	281,083
	$552,314	$456,410

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

There were no sales of securities available for sale during the three months ended March 31, 2026 and 2025.

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$—	$—	—	$161,841	$(35,567)	68	$161,841	$(35,567)
Collateralized mortgage
obligations	—	—	—	186,857	(42,798)	53	186,857	(42,798)
Mortgage-backed securities	—	—	—	94,226	(17,094)	22	94,226	(17,094)
Collateralized loan obligations	91	(1)	1	—	—	—	91	(1)
Corporate notes	—	—	—	13,305	(445)	8	13,305	(445)
	$91	$(1)	1	$456,229	$(95,904)	151	$456,320	$(95,905)

	December 31, 2025
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$—	$—	—	$163,173	$(34,820)	68	$163,173	$(34,820)
Collateralized mortgage
obligations	—	—	—	193,683	(40,534)	53	193,683	(40,534)
Mortgage-backed securities	—	—	—	96,142	(17,216)	22	96,142	(17,216)
Collateralized loan obligations	1,110	(1)	1	—	—	—	1,110	(1)
Corporate notes	—	—	—	13,052	(699)	8	13,052	(699)
	$1,110	$(1)	1	$466,050	$(93,269)	151	$467,160	$(93,270)

If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of March 31, 2026 and December 31, 2025, the Company did not have the intent to sell, nor was it more likely than not that it would be required to sell any of the securities in an unrealized loss position prior to recovery. As of March 31, 2026 and December 31, 2025, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the "Accrued interest receivable" line of the Consolidated Balance Sheets. Interest receivable on securities was $2,482 and $2,354 as of March 31, 2026 and December 31, 2025, respectively, and was excluded from the measurement of credit losses.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Commercial	$471,423	$505,059
Real estate:
Construction, land and land development	376,059	426,833
1-4 family residential first mortgages	139,118	93,122
Home equity	27,084	26,088
Commercial	1,958,189	1,929,766
Consumer and other	22,257	23,374
	2,994,130	3,004,242
Net unamortized fees and costs	(2,492)	(2,552)
	$2,991,638	$3,001,690

Real estate loans of approximately $1,530,000 and $1,540,000 were pledged as security for FHLB advances and letters of credit as of March 31, 2026 and December 31, 2025, respectively.

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

Allowance for Credit Losses for Loans

The following tables detail the changes in the allowance for credit losses (ACL) by loan segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,700	$3,744	$687	$274	$19,795	$325	$30,525
Charge-offs	(1)	—	—	—	—	(18)	(19)
Recoveries	5	3	6	1	—	2	17
Provision for credit loss expense(1)	(481)	(507)	395	3	583	7	—
Ending balance	$5,223	$3,240	$1,088	$278	$20,378	$316	$30,523

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

The following tables present a breakdown of the ACL by segment, disaggregated based on the evaluation method as of March 31, 2026 and December 31, 2025.

	March 31, 2026
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,223	3,240	1,088	278	20,378	316	30,523
Total	$5,223	$3,240	$1,088	$278	$20,378	$316	$30,523

	December 31, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,700	3,744	687	274	19,795	325	30,525
Total	$5,700	$3,744	$687	$274	$19,795	$325	$30,525

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of March 31, 2026 and December 31, 2025.

	March 31, 2026
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	471,423	376,059	139,118	27,084	1,958,189	22,257	2,994,130
Total	$471,423	$376,059	$139,118	$27,084	$1,958,189	$22,257	$2,994,130

	December 31, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	505,059	426,833	93,122	26,088	1,929,766	23,374	3,004,242
Total	$505,059	$426,833	$93,122	$26,088	$1,929,766	$23,374	$3,004,242

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

Accrued interest on loans of $9,764 and $9,341 at March 31, 2026 and December 31, 2025, respectively, was included in the "Accrued interest receivable" line of the Consolidated Balance Sheets and was excluded from the measurement of credit losses.

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

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land
development	—	—	—	—	—	—
1-4 family residential first
mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

There was $0 and $15 of interest income recognized on loans that were on nonaccrual for the three months ended March 31, 2026 and March 31, 2025, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the delinquency status of the amortized cost of loans as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$471,423	$471,423
Real estate:
Construction, land and
land development	—	—	—	—	376,059	376,059
1-4 family residential
first mortgages	—	—	—	—	139,118	139,118
Home equity	—	—	—	—	27,084	27,084
Commercial	—	—	—	—	1,958,189	1,958,189
Consumer and other	—	—	—	—	22,257	22,257
Total	$—	$—	$—	$—	$2,994,130	$2,994,130

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$505,059	$505,059
Real estate:
Construction, land and
land development	—	—	—	—	426,833	426,833
1-4 family residential
first mortgages	—	—	—	—	93,122	93,122
Home equity	—	—	—	—	26,088	26,088
Commercial	—	—	—	—	1,929,766	1,929,766
Consumer and other	—	—	—	—	23,374	23,374
Total	$—	$—	$—	$—	$3,004,242	$3,004,242

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Loan Restructurings Made to Borrowers Experiencing Financial Difficulty

As of March 31, 2026 and December 31, 2025, the Company had no loan restructurings made to borrowers experiencing financial difficulty. There were no loan restructurings made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the three months ended March 31, 2026 and 2025. A restructured loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross write-off by loan segment and origination year, based on the analysis performed as of March 31, 2026 and December 31, 2025.

	Term Loans by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial
Pass	$40,061	$102,170	$43,933	$40,139	$51,313	$55,070	$130,103	$462,789
Watch	62	2,860	695	950	460	18	3,589	8,634
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$40,123	$105,030	$44,628	$41,089	$51,773	$55,088	$133,692	$471,423
Current period gross writeoffs	$—	$—	$—	$—	$—	$1	$—	$1
Real estate:
Construction, land and land development
Pass	$67,853	$69,065	$11,208	$94,724	$43,856	$1,396	$87,957	$376,059
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$67,853	$69,065	$11,208	$94,724	$43,856	$1,396	$87,957	$376,059
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$19,318	$73,058	$5,338	$9,246	$15,619	$6,787	$1,134	$130,500
Watch	—	6,458	—	2,160	—	—	—	8,618
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$19,318	$79,516	$5,338	$11,406	$15,619	$6,787	$1,134	$139,118
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$1,120	$2,545	$276	$2,615	$133	$351	$20,044	$27,084
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,120	$2,545	$276	$2,615	$133	$351	$20,044	$27,084
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$186,754	$307,960	$199,021	$145,788	$389,457	$663,295	$42,031	$1,934,306
Watch	7,557	12,863	2,032	1,431	—	—	—	23,883
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$194,311	$320,823	$201,053	$147,219	$389,457	$663,295	$42,031	$1,958,189
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$53	$13,611	$66	$390	$30	$155	$7,781	$22,086
Watch	—	—	—	—	—	—	171	171
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$53	$13,611	$66	$390	$30	$155	$7,952	$22,257
Current period gross writeoffs	$18	$—	$—	$—	$—	$—	$—	$18

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

The following tables present the amortized cost basis of collateral dependent loans, by primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of March 31, 2026 and December 31, 2025.

As of March 31, 2026
Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Total	$—	$—	$—	$—	$—

As of December 31, 2025
Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Total	$—	$—	$—	$—	$—

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company's allowance for credit losses for unfunded commitments was $1,544 as of both March 31, 2026 and December 31, 2025. The allowance for credit losses for off-balance-sheet credit exposures is presented in the "Accrued expenses and other liabilities" line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance-sheet credit exposures is reflected in the "Credit loss expense" line of the Consolidated Statements of Income. There was no provision for credit losses for off-balance-sheet credit exposures during the three months ended March 31, 2026 and 2025.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Interest Rate Derivatives Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with a total notional amount of $380,000 at both March 31, 2026 and December 31, 2025. As of March 31, 2026, the Company had interest rate swaps with a total notional amount of $270,000 that hedge the interest payments of rolling one-month funding consisting of FHLB advances or brokered deposits. Also, as of March 31, 2026, the Company had interest rate swaps with a total notional amount of $40,000 that effectively convert variable-rate long-term debt to fixed-rate debt and swaps with a total notional amount of $70,000 that hedge the interest payments of certain customer deposit accounts.

The Company had interest rate collars designated as cash flow hedges with a total notional amount of $100,000 as of both March 31, 2026 and December 31, 2025. The Company enters into interest rate collars to mitigate interest rate risk on certain customer deposits. The structure of the interest rate collars is such that the Company pays the counterparty an incremental amount if the index rate falls below the floor rate. Conversely, the Company receives an incremental amount if the index rate rises above the cap rate.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Cash Flow Hedges:
Interest Rate Swaps:
Gross notional amount	$380,000	$380,000
Fair value in other assets	3,439	2,989
Fair value in other liabilities	(246)	(1,040)
Weighted-average floating rate received	3.97%	3.98%
Weighted-average fixed rate paid	3.45%	3.45%
Weighted-average maturity in years	1.4	1.6
Interest Rate Collars:
Gross notional amount	$100,000	$100,000
Fair value in other assets	119	—
Fair value in other liabilities	—	(80)
Weighted-average maturity in years	2.3	2.6

Non-Hedging Derivatives:
Gross notional amount	$278,086	$279,980
Fair value in other assets	9,862	9,796
Fair value in other liabilities	(9,862)	(9,796)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Pre-tax gain (loss) recognized in other comprehensive income	$2,054	$(2,314)
Decrease in interest expense	(610)	(1,404)

The Company estimates there will be approximately $1,954 reclassified from accumulated other comprehensive income (loss) to decrease interest expense through the 12 months ending March 31, 2027 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate derivative counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of March 31, 2026 and December 31, 2025, the Company pledged $0 and $240, respectively, of collateral to the counterparties in the form of cash on deposit. As of March 31, 2026 and December 31, 2025, the Company's counterparties pledged $12,770 and $10,500, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan collateral and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Deferred tax assets:
Allowance for credit losses	$7,889	$7,889
Net unrealized losses on securities available for sale	23,688	23,036
Lease liabilities	993	1,019
Accrued expenses	284	236
Restricted stock unit compensation	581	1,041
State net operating loss carryforward	2,367	2,325
Other	205	200
	36,007	35,746
Deferred tax liabilities:
Right-of-use assets	955	981
Deferred loan costs	231	227
Net unrealized gains on interest rate swaps	817	462
Premises and equipment	5,561	5,572
Other	143	254
	7,707	7,496
Net deferred tax assets before valuation allowance	28,300	28,250
Valuation allowance	(2,367)	(2,325)
Net deferred tax assets	$25,933	$25,925

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, as management believes it is more likely than not that these carryforwards will expire without being utilized. The state net operating loss carryforwards expire in 2026 and thereafter.

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2026 and 2025.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2025	$(69,879)	$1,374	$(68,505)
Other comprehensive income (loss) before reclassifications	(1,984)	1,549	(435)
Amounts reclassified from accumulated other comprehensive loss	(6)	(460)	(466)
Net current period other comprehensive income (loss)	(1,990)	1,089	(901)
Balance, March 31, 2026	$(71,869)	$2,463	$(69,406)

Balance, December 31, 2024	$(96,564)	$7,207	$(89,357)
Other comprehensive income (loss) before reclassifications	9,718	(1,744)	7,974
Amounts reclassified from accumulated other comprehensive loss	(6)	(1,057)	(1,063)
Net current period other comprehensive income (loss)	9,712	(2,801)	6,911
Balance, March 31, 2025	$(86,852)	$4,406	$(82,446)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following amounts as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Commitments to fund real estate construction loans	$204,692	$152,936
Other commitments to extend credit	580,679	589,309
Standby letters of credit	12,474	13,291
	$797,845	$755,536

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The total outstanding balance of mortgage loans sold under the MPF Program was $13,549 and $14,411 at March 31, 2026 and December 31, 2025, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,329 and $1,383 as of March 31, 2026 and December 31, 2025, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2026.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$161,931	$—	$161,931	$—
Collateralized mortgage obligations	186,857	—	186,857	—
Mortgage-backed securities	94,226	—	94,226	—
Collateralized loan obligations	91	—	91	—
Corporate notes	13,305	—	13,305	—
Derivative instruments	13,420	—	13,420	—

Financial liabilities:
Derivative instruments	$10,108	$—	$10,108	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$163,264	$—	$163,264	$—
Collateralized mortgage obligations	193,683	—	193,683	—
Mortgage-backed securities	96,142	—	96,142	—
Collateralized loan obligations	2,307	—	2,307	—
Corporate notes	13,051	—	13,051	—
Derivative instruments	12,785	—	12,785	—

Financial liabilities:
Derivative instruments	$10,916	$—	$10,916	$—

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Individually evaluated loans that are deemed to have impairment are classified within Level 3 of the fair value hierarchy and are recorded at fair value, which is based on the value of the collateral securing these loans. As of both March 31, 2026 and December 31, 2025, there were no individually evaluated loans with a fair value adjustment.

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$40,018	$40,018	$40,018	$—	$—
Interest-earning deposits with banks	180,218	180,218	180,218	—	—
Securities purchased under agreements to resell	141,742	141,742	—	141,742	—
Securities available for sale	456,410	456,410	—	456,410	—
Federal Home Loan Bank stock	15,180	15,180	—	15,180	—
Loans, net	2,961,115	2,933,960	—	2,933,960	—
Accrued interest receivable	12,613	12,613	12,613	—	—
Derivative instruments	13,420	13,420	—	13,420	—
Financial liabilities:
Deposits	$3,334,972	$3,334,456	$—	$3,334,456	$—
Subordinated notes, net	80,221	74,639	—	74,639	—
Federal Home Loan Bank advances	270,000	270,000	—	270,000	—
Long-term debt	25,000	25,000	—	25,000	—
Accrued interest payable	6,233	6,233	6,233	—	—
Derivative instruments	10,108	10,108	—	10,108	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

	December 31, 2025
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$25,171	$25,171	$25,171	$—	$—
Interest-earning deposits with banks	324,502	324,502	324,502	—	—
Securities purchased under agreements to resell	121,413	121,413	—	121,413	—
Securities available for sale	468,447	468,447	—	468,447	—
Federal Home Loan Bank stock	15,167	15,167	—	15,167	—
Loans, net	2,971,165	2,953,867	—	2,953,867	—
Accrued interest receivable	11,982	11,982	11,982	—	—
Derivative instruments	12,785	12,785	—	12,785	—
Financial liabilities:
Deposits	$3,468,470	$3,468,215	$—	$3,468,215	$—
Subordinated notes, net	80,156	74,660	—	74,660	—
Federal Home Loan Bank advances	270,000	270,000	—	270,000	—
Long-term debt	26,250	26,250	—	26,250	—
Accrued interest payable	5,319	5,319	5,319	—	—
Derivative instruments	10,916	10,916	—	10,916	—

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “forecasts,” “plans,” “targets,” “future,” “confident,” “potentially,” “probably,” “outlook,” “may,” “should,” “would,” “could,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, as well as the negative of such words, or references to estimates, predictions or future events. Forward-looking statements are not historical facts but instead represent management's current expectations and forecasts regarding future events, many of which are inherently uncertain and outside of our control. Such forward-looking statements are based upon certain underlying assumptions, known and unknown risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results may differ, possibly materially, from these forward-looking statements. Risks and uncertainties that may affect future results include, but are not limited to: interest rate risk, including the effects of changes in interest rates; fluctuations in the values of the securities held in our investment portfolio, including as a result of rising interest rates; competitive pressures, including from non-bank competitors such as credit unions, "fintech" companies and digital asset service providers; technological changes implemented by us and other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards or regulatory requirements; the concentration of large deposits from certain clients, including those who have balances above current FDIC insurance limits; the threat or imposition of domestic or foreign tariffs or other governmental policies impacting the global supply chain and the value of products produced by our commercial borrowers; effects on the U.S. economy resulting from actions taken by the federal government, including executive orders and immigration enforcement; changes in local, national and international economic conditions, including the level and impact of inflation, and future monetary policies of the Federal Reserve in response thereto, and possible recession; the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general or investor and depositor sentiment regarding the stability and liquidity of banks; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; the occurrence of fraudulent activity, breaches or failures of our or our third-party partners' information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; the effects of acts of war or terrorism, including the wars in Iran and Ukraine and the military conflict between Israel and Hamas in the Middle East; widespread disease, pandemics or epidemics, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their business; changes to U.S. tax laws, regulations and guidance; potential changes in federal policy and at regulatory agencies; talent and labor shortages; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, any of the forward-looking statements that the Company makes in this report or the documents the Company files with or furnishes to the SEC are based only on information then actually known to the Company and upon management's beliefs and assumptions at the time they are made, which may turn out to be wrong because of inaccurate assumptions they might make, because of the factors described above or because of other factors that the Company cannot foresee. Forward-looking statements speak only as of the date they are made, and the Company does not undertake and specifically disclaims any obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the greatest effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2025.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
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

	Three Months Ended March 31,
	2026	2025
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$24,385	$20,855
Tax-equivalent adjustment (1)	72	66
Net interest income on a FTE basis (non-GAAP)	24,457	20,921
Average interest-earning assets	3,821,463	3,717,441
Net interest margin on a FTE basis (non-GAAP)	2.59%	2.28%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$24,457	$20,921
Noninterest income	2,554	2,243
Adjustment for losses on disposal of premises and equipment, net	2	8
Adjusted income	27,013	23,172
Noninterest expense	13,465	13,063
Efficiency ratio on an adjusted and FTE basis (non-GAAP)(2)	49.85%	56.37%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries. Results of operations for the three months ended March 31, 2026 are compared to the results for the same period in 2025, and the consolidated financial condition of the Company as of March 31, 2026 is compared to that as of December 31, 2025. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

The Company conducts business from its headquarters building in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended March 31, 2026 was $10,572, or $0.61 per diluted common share, compared to $7,842, or $0.46 per diluted common share, for the three months ended March 31, 2025. The Company's annualized return on average assets and return on average equity for the three months ended March 31, 2026 were 1.06 percent and 15.91 percent, respectively, compared to 0.81 percent and 13.84 percent, respectively, for the three months ended March 31, 2025.

Net interest income for the three months ended March 31, 2026 increased $3,530, or 16.9 percent, compared to the three months ended March 31, 2025. The increase in net interest income was primarily due to increases in interest income on deposits with banks and securities purchased under agreements to resell and decreases in interest expense on deposits and borrowed funds, partially offset by a decrease in interest income on securities.

Noninterest income increased $311 for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to an increase in trust services revenue. Noninterest expense increased $402 during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in salaries and employee benefits, partially offset by a decrease in FDIC insurance expense.

Total loans outstanding decreased $10,052, or 0.3 percent, to $2,991,638 during the first three months of 2026. The credit quality of the loan portfolio remained pristine, as evidenced by the Company's ratio of nonperforming loans to total assets of 0.00 percent as of both March 31, 2026 and December 31, 2025. As of both March 31, 2026 and December 31, 2025, the allowance for credit losses was 1.02 percent of total outstanding loans. Management believed the allowance for credit losses at March 31, 2026 was adequate to absorb expected losses in the loan portfolio as of that date.

On a quarterly basis, the Company compares three key performance metrics to those of our identified peer group. The peer group for 2026 consists of 20 Midwestern, publicly traded financial institutions, including Ames National Corporation, Bank First Corporation, Bridgewater Bancshares Inc., CF Bankshares, Inc., ChoiceOne Financial Services, Inc., Civista Bancshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., First Savings Financial Group, German American Bancorp, Inc., HBT Financial Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Mercantile Bank Corporation, and Southern Missouri Bancorp, Inc. The Company ranks in the middle of the peer group by total assets. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and nonperforming assets to total assets. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the three months ended March 31, 2026	As of and for the year ended December 31, 2025	As of and for the year ended December 31, 2025
Return on average equity	15.91%	13.47%	3.40% - 14.45%
Efficiency ratio(1)	49.85%	54.11%	44.26% - 68.65%
Nonperforming assets to total assets	0.00%	0.00%	0.08% - 1.07%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
At its meeting on April 22, 2026, the Company's Board of Directors declared a regular quarterly cash dividend of $0.25 per common share. The dividend is payable on May 20, 2026, to stockholders of record on May 6, 2026.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2026 compared with the same period in 2025.

	Three Months Ended March 31,
	2026	2025	Change	Change %
Net income	$10,572	$7,842	$2,730	34.81%
Average assets	4,027,218	3,944,789	82,429	2.09%
Average stockholders' equity	269,453	229,874	39,579	17.22%

Return on average assets	1.06%	0.81%	0.25%
Return on average equity	15.91%	13.84%	2.07%
Net interest margin (1)	2.59%	2.28%	0.31%
Efficiency ratio (1) (2)	49.85%	56.37%	(6.52)%
Dividend payout ratio	39.51%	53.66%	(14.15)%
Average equity to average assets ratio	6.69%	5.83%	0.86%

	As of March 31,
	2026	2025	Change
Nonperforming assets to total assets (2)	0.00%	0.00%	0.00%
Equity to assets ratio	6.75%	5.97%	0.78%
Tangible common equity ratio	6.75%	5.97%	0.78%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
Net Interest Income

The following table presents average balances and related interest income or interest expense, with the resulting annualized average yield or rate by category of interest-earning assets or interest-bearing liabilities. Interest income and the resulting net interest income are shown on a FTE basis.

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2026	2025	Change	Change- %	2026	2025	Change	Change- %	2026	2025	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$478,939	$534,533	$(55,594)	(10.40)%	$7,345	$8,484	$(1,139)	(13.43)%	6.22%	6.44%	(0.22)%
Real estate (3)	2,468,992	2,462,036	6,956	0.28%	33,274	32,213	1,061	3.29%	5.47%	5.31%	0.16%
Consumer and other	23,566	19,549	4,017	20.55%	363	322	41	12.73%	6.24%	6.68%	(0.44)%
Total loans	2,971,497	3,016,118	(44,621)	(1.48)%	40,982	41,019	(37)	(0.09)%	5.59%	5.52%	0.07%

Securities:
Taxable	362,778	430,762	(67,984)	(15.78)%	2,143	2,788	(645)	(23.13)%	2.36%	2.59%	(0.23)%
Tax-exempt (3)	117,111	126,096	(8,985)	(7.13)%	674	778	(104)	(13.37)%	2.30%	2.47%	(0.17)%
Total securities	479,889	556,858	(76,969)	(13.82)%	2,817	3,566	(749)	(21.00)%	2.35%	2.56%	(0.21)%

Deposits with banks	224,234	144,465	79,769	55.22%	2,047	1,617	430	26.59%	3.70%	4.54%	(0.84)%
Securities purchased under
agreements to resell	145,843	—	145,843	N/A	1,617	—	1,617	N/A	4.50%	—%	4.50%
Total interest-earning assets (3)	$3,821,463	$3,717,441	$104,022	2.80%	47,463	46,202	1,261	2.73%	5.04%	5.04%	0.00%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$495,207	$535,848	$(40,641)	(7.58)%	1,906	2,251	(345)	(15.33)%	1.56%	1.70%	(0.14)%
Savings and money market	1,827,564	1,601,019	226,545	14.15%	12,651	12,454	197	1.58%	2.81%	3.15%	(0.34)%
Time	519,318	625,414	(106,096)	(16.96)%	4,704	6,718	(2,014)	(29.98)%	3.67%	4.36%	(0.69)%
Total interest-bearing deposits	2,842,089	2,762,281	79,808	2.89%	19,261	21,423	(2,162)	(10.09)%	2.75%	3.15%	(0.40)%
Borrowed funds:
Subordinated notes, net	80,187	79,924	263	0.33%	1,104	1,105	(1)	(0.09)%	5.58%	5.61%	(0.03)%
Federal Home Loan Bank
advances	270,000	270,000	—	—%	2,244	2,235	9	0.40%	3.37%	3.36%	0.01%
Long-term debt	25,445	41,944	(16,499)	(39.34)%	397	518	(121)	(23.36)%	6.32%	5.01%	1.31%
Total borrowed funds	375,632	391,868	(16,236)	(4.14)%	3,745	3,858	(113)	(2.93)%	4.04%	3.99%	0.05%
Total interest-bearing
liabilities	$3,217,721	$3,154,149	$63,572	2.02%	23,006	25,281	(2,275)	(9.00)%	2.90%	3.25%	(0.35)%

Net interest income (FTE) (4)					$24,457	$20,921	$3,536	16.90%
Net interest spread (FTE)									2.14%	1.79%	0.35%
Net interest margin (FTE) (4)									2.59%	2.28%	0.31%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The FOMC decreased the target federal funds interest rate by a total of 75 basis points from September through December of 2025, which will impact the comparability of net interest margin between 2026 and 2025.

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three months ended March 31, 2026 increased 31 basis points compared to the three months ended March 31, 2025. Tax-equivalent net interest income for the three months ended March 31, 2026 increased $3,536, when compared to the same period in 2025.

Tax-equivalent interest income on loans decreased $37 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in tax-equivalent interest income on loans during the three months ended March 31, 2026 compared to the same period in 2025 was driven primarily by a decrease in the average loan balances, partially offset by an increase in loan yields. The average balance of loans for the three months ended March 31, 2026 decreased $44,621, compared to the three months ended March 31, 2025. The yield on the loan portfolio increased by 7 basis points for the three months ended March 31, 2026 compared to the same period in 2025. While the fixed-rate loan portfolio has benefited from higher prevailing market rates for originations and renewals compared to the roll-off rates, the yield on the variable-rate loan portfolio has decreased due to reductions in the prime rate and SOFR rates driven by the reductions in the federal funds rate since September 2025.

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

Tax-equivalent interest income on securities decreased $749 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a decrease in average balances of securities. This decrease in average balances of securities was driven by a sale of securities in November 2025 and calls and principal paydowns on securities. Proceeds from the sale and principal paydowns have been reinvested in the loan portfolio, deposits with banks and securities purchased under agreements to resell.

Interest income on deposits with banks increased $430 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to the increase in the average balances of interest-bearing deposits with banks, partially offset by the decline in yield. This increase in balance sheet liquidity was driven by the growth in average deposit balances. Additionally, the Company began investing in securities purchased under agreements to resell in June 2025. These produced interest income of $1,617 for the three months ended March 31, 2026.

Interest expense on deposits decreased $2,162 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in the interest expense on deposits was primarily due to the decline in interest rates paid on deposits of 40 basis points for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in rates paid was primarily driven by the reductions in the federal funds rate since September of 2025. The decline in interest rates paid on deposits was partially offset by the increase in average deposit balances. The average balance of interest-bearing deposits increased $79,808 for the three months ended March 31, 2026 compared to the same period in 2025.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
Interest expense on borrowed funds decreased $113 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The average balance of borrowed funds decreased $16,236 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The largest driver of the decrease in average borrowed funds balances was the decrease in average balances on long-term debt, which decreased by $16,499 for the three months ended March 31, 2026, compared to the same period in 2025. This decrease in average long-term debt balances was due to principal payments on the long-term debt.

Credit Loss Expense and the Related Allowance for Credit Losses

The credit loss expense recorded on the income statement represents a charge made to earnings to maintain an adequate allowance for credit losses. The adequacy of the allowance for credit losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for credit losses is management's estimate of expected lifetime losses in the loan portfolio as of the balance sheet date. The Company recorded no credit loss expense for loans or unfunded commitments for the three months ended March 31, 2026 and 2025. Management believed the allowance for credit losses at March 31, 2026 was adequate to absorb expected losses in the loan portfolio as of that date.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for credit losses on loans for the three months ended March 31, 2026 and 2025 and related ratios.

	Three Months Ended March 31,
	2026	2025	Change
Balance at beginning of period	$30,525	$30,432	$93
Charge-offs	(19)	—	(19)
Recoveries	17	94	(77)
Net (charge-offs) recoveries	(2)	94	(96)
Provision for credit losses charged
(credited) to operations	—	—	—
Balance at end of period	$30,523	$30,526	$(3)

Average loans outstanding	$2,971,497	$3,016,119

Ratio of annualized net (charge-offs)
recoveries during the period to average
loans outstanding	0.00%	0.01%

Ratio of allowance for credit losses for
loans to average loans outstanding	1.03%	1.01%

Ratio of allowance for credit losses for
loans to total loans at end of period	1.02%	1.01%

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended March 31,
Noninterest income:	2026	2025	Change	Change %
Service charges on deposit accounts	$508	$471	$37	7.86%
Debit card interchange income	472	446	26	5.83%
Trust services	1,010	777	233	29.99%
Increase in cash value of bank-owned life insurance	308	282	26	9.22%
Other income	256	267	(11)	(4.12)%
Total noninterest income	$2,554	$2,243	$311	13.87%

The increase in trust services revenue in the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to the increase in trust assets and trust accounts since March 31, 2025.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “other expenses” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended March 31,
Noninterest expense:	2026	2025	Change	Change %
Salaries and employee benefits	$7,632	$7,004	$628	8.97%
Occupancy and equipment	2,006	1,963	43	2.19%
Data processing	596	617	(21)	(3.40)%
Technology and software	774	786	(12)	(1.53)%
FDIC insurance	473	587	(114)	(19.42)%
Professional fees	278	308	(30)	(9.74)%
Other expenses:
Trust	243	202	41	20.30%
Insurance expense	239	294	(55)	(18.81)%
Business development	236	215	21	9.77%
Consulting fees	73	79	(6)	(7.59)%
Marketing	33	11	22	200.00%
Low income housing projects amortization	149	151	(2)	(1.32)%
New markets tax credit project amortization and management fees	—	76	(76)	(100.00)%
All other	733	770	(37)	(4.81)%
Total other	1,706	1,798	(92)	(5.12)%
Total noninterest expense	$13,465	$13,063	$402	3.08%

Salaries and employee benefits increased for the three months ended March 31, 2026 compared to the same period in 2025 due to the combination of normal merit increases and an increase in full-time equivalent employees since March 31, 2025. FDIC insurance expense decreased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to a decrease in the assessment rate. New markets tax credit project amortization declined with the expiration of the related tax credit.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
Income Tax Expense

The Company recorded income tax expense of $2,902 (21.5 percent of pre-tax income) for the three months ended March 31, 2026, compared with $2,193 (21.9 percent of pre-tax income) for the three months ended March 31, 2025. The tax rates for the first three months of 2026 and 2025 were impacted by total year-to-date tax credits of approximately $140 and $165, respectively. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. Additionally, for the three months ended March 31, 2026 and 2025, a tax benefit of $211 and $67, respectively, was recorded as a result of the increase in fair value of restricted stock over the vesting period.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $4,010,973 as of March 31, 2026, compared to total assets of $4,142,244 as of December 31, 2025. Changes in the balance sheet included increases in securities purchased under agreements to resell and stockholders' equity and decreases in interest-earning deposits in banks, securities available for sale, loans and deposits.

Cash and Cash Equivalents

As of March 31, 2026, the Company held securities purchased under agreements to resell of $141,742 compared to $121,413 at December 31, 2025. The Company uses these instruments as short-term secured investments which have monthly maturities. Balances will fluctuate based on the Company's liquidity and investment strategies.

Securities

Securities available for sale decreased by $12,037 during the three months ended March 31, 2026. This decrease was due to calls and principal paydowns on securities and an increase in unrealized losses on securities since December 31, 2025. Management concluded unrealized losses in the portfolio as of March 31, 2026 are the result of increases in risk-free market interest rates since the securities were purchased and are not an indication of declining credit quality. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax.

As of March 31, 2026, approximately 62 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management believes these securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities.

Loans and Nonperforming Assets

Loans outstanding decreased $10,052 from $3,001,690 as of December 31, 2025 to $2,991,638 as of March 31, 2026. Changes in the loan portfolio during the first three months of 2026 included decreases of $50,774 in construction, land and land development loans and $33,636 in commercial loans and increases of $45,996 in 1-4 family residential first mortgage loans and $28,423 in commercial real estate loans. We continue to experience notable loan payoffs as a result of secondary market refinancings and asset and business sales. The change in loan mix is primarily due to reclassifications resulting from completed construction projects moving to permanent financing and commercial loan restructurings adding real estate collateral.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land and land development loans exceed 100 percent of total risk-based capital. Although the commercial real estate portfolio exceeded these regulatory guidelines as of March 31, 2026, they were within the Company's established policy limits and management believes that the Company has appropriate risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2025 was presented in the Company's Annual Report on Form 10-K, filed with the SEC on February 26, 2026, and the Company has not experienced any material changes to that portfolio since December 31, 2025.

The Company had no nonaccrual loans or loans past due 90 days and still accruing interest as of March 31, 2026 and December 31, 2025. Additionally, the Company had no loan restructurings or other real estate owned as of March 31, 2026 and December 31, 2025.

Deposits

Deposits decreased $133,498, or 3.8 percent, during the first three months of 2026. Brokered deposits decreased to $116,476 at March 31, 2026, from $154,564 at December 31, 2025. Excluding brokered deposits, deposits decreased $95,410, or 2.9 percent, during the first three months of 2026. The decline in deposits was due to normal cash flow fluctuations of our core depositors. Deposit inflows and outflows can be influenced by prevailing market interest rates, competition, local and national economic conditions, normal operating cycles of public fund deposits and fluctuations in our business customers' own liquidity needs.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
West Bank participates in a reciprocal deposit network which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. As of March 31, 2026, estimated uninsured deposits, which exclude deposits in reciprocal deposit networks, brokered deposits and public funds protected by state programs, were approximately 27.0 percent of total deposits.

Borrowed Funds

The Company had $270,000 of FHLB advances outstanding at March 31, 2026, all of which are one-month rolling advances hedged with long-term interest rate swaps. The interest rate swaps that hedge the interest rates on these FHLB advances have maturity dates ranging from July 2026 through June 2029 and fixed rates ranging from 1.86 percent to 4.32 percent. This strategy of hedging short-term rolling funding provides cost effective fixed-rate wholesale funding through the maturity dates of the various interest rate swaps.

Liquidity

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and security maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $361,978 as of March 31, 2026 compared with $471,086 as of December 31, 2025.

Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions, operating cycles of public fund deposits and fluctuations in our business customers' own liquidity needs. The Company utilizes brokered deposits and other wholesale funding to supplement core deposit fluctuations and loan growth. At March 31, 2026, the Company had $116,476 in brokered deposits, which included fixed-rate deposits with terms through September 2026 and variable-rate deposits with terms through February 2027.

As of March 31, 2026, West Bank had additional borrowing capacity available from the FHLB of approximately $674,000, as well as approximately $37,000 through the Federal Reserve discount window and $75,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $12,885 to liquidity for the three months ended March 31, 2026. Management believed that the combination of high levels of liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity were sufficient to meet our liquidity needs as of March 31, 2026.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,329 and $1,383 as of March 31, 2026 and December 31, 2025, respectively.

Capital

The Company's total stockholders' equity increased to $270,743 at March 31, 2026 from $265,985 at December 31, 2025. The increase was primarily the result of growth in retained earnings. At March 31, 2026, the Company's tangible common equity as a percent of tangible assets was 6.75 percent, compared to 6.42 percent as of December 31, 2025.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2026.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026
Total Capital (to Risk-Weighted Assets)
Consolidated	$452,217	12.99%	$278,595	8.00%	$365,657	10.50%	$348,244	10.00%
West Bank	470,964	13.53%	278,424	8.00%	365,431	10.50%	348,030	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	360,149	10.34%	208,947	6.00%	296,008	8.50%	278,595	8.00%
West Bank	438,896	12.61%	208,818	6.00%	295,825	8.50%	278,424	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	340,149	9.77%	156,710	4.50%	243,771	7.00%	226,359	6.50%
West Bank	438,896	12.61%	156,613	4.50%	243,621	7.00%	226,219	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	360,149	8.74%	164,770	4.00%	164,770	4.00%	205,962	5.00%
West Bank	438,896	10.66%	164,735	4.00%	164,735	4.00%	205,918	5.00%

As of December 31, 2025
Total Capital (to Risk-Weighted Assets)
Consolidated	$446,560	12.77%	$279,756	8.00%	$367,180	10.50%	$349,695	10.00%
West Bank	466,888	13.35%	279,703	8.00%	367,110	10.50%	349,629	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	354,490	10.14%	209,817	6.00%	297,241	8.50%	279,756	8.00%
West Bank	434,818	12.44%	209,777	6.00%	297,184	8.50%	279,703	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	334,490	9.57%	157,363	4.50%	244,786	7.00%	227,302	6.50%
West Bank	434,818	12.44%	157,333	4.50%	244,740	7.00%	227,259	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	354,490	8.44%	168,074	4.00%	168,074	4.00%	210,092	5.00%
West Bank	434,818	10.35%	168,053	4.00%	168,053	4.00%	210,067	5.00%

The Company and West Bank are subject to a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At March 31, 2026, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

(dollars in thousands, except share and per share data)
Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is composed primarily of interest rate risk arising from its core banking activities of lending and deposit gathering. Interest rate risk refers to the exposure arising from changes in interest rates. Fluctuations in interest rates have a significant impact not only upon net income, but also upon the cash flows and market values of assets and liabilities. Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities. Management continually develops and applies strategies to mitigate this risk.

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

	At March 31, 2026
	Sensitivity of Net Interest Income Over One Year Horizon
Change in Interest Rates	$ Change	% Change
300 basis points rising	$(4,986)	(4.60)%
200 basis points rising	(3,476)	(3.20)
100 basis points rising	(2,148)	(1.98)
100 basis points falling	1,484	1.37
200 basis points falling	1,860	1.71
300 basis points falling	2,598	2.39

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

(dollars in thousands, except share and per share data)

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

Item 1A. Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K, filed with the Securities and Exchange Commission on February 26, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

The following exhibits are filed as part of this report:

(dollars in thousands, except share and per share data)

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

(dollars in thousands, except share and per share data)
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

April 23, 2026	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

April 23, 2026	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)