Form 10-Q
period 2026-06-30
WEST BANCORPORATION INC
filed 2026-07-23
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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

Yes  ☐                      No  ☒

As of July 22, 2026, there were 17,043,743 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$30,986	$25,171
Interest-earning deposits with banks	260,633	324,502
Securities purchased under agreements to resell	142,080	121,413
Cash and cash equivalents	433,699	471,086
Securities available for sale, at fair value	446,575	468,447
Federal Home Loan Bank stock, at cost	15,168	15,167
Loans	2,950,114	3,001,690
Allowance for credit losses	(30,530)	(30,525)
Loans, net	2,919,584	2,971,165
Premises and equipment, net	106,626	108,380
Accrued interest receivable	11,260	11,982
Bank-owned life insurance	46,751	46,192
Deferred tax assets, net	25,152	25,925
Other assets	24,849	23,900
Total assets	$4,029,664	$4,142,244

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$553,660	$540,358
Interest-bearing demand	506,574	577,814
Savings and money market	1,805,507	1,839,508
Time	479,159	510,790
Total deposits	3,344,900	3,468,470
Subordinated notes, net	80,287	80,156
Federal Home Loan Bank advances	270,000	270,000
Long-term debt	23,750	26,250
Accrued expenses and other liabilities	29,685	31,383
Total liabilities	3,748,622	3,876,259
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, no par value; authorized 50,000,000 shares; 17,043,743 and 16,940,785 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3,000	3,000
Additional paid-in capital	37,312	37,231
Retained earnings	307,408	294,259
Accumulated other comprehensive loss	(66,678)	(68,505)
Total stockholders' equity	281,042	265,985
Total liabilities and stockholders' equity	$4,029,664	$4,142,244

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Interest income:
Loans, including fees	$42,031	$41,666	$82,977	$82,654
Securities:
Taxable	2,097	2,685	4,240	5,473
Tax-exempt	636	742	1,274	1,485
Deposits with banks	2,130	2,847	4,177	4,464
Securities purchased under agreements to resell	1,580	22	3,197	22
Total interest income	48,474	47,962	95,865	94,098
Interest expense:
Deposits	19,184	22,676	38,445	44,099
Subordinated notes	1,110	1,104	2,214	2,209
Federal Home Loan Bank advances	2,274	2,259	4,518	4,494
Long-term debt	385	504	782	1,022
Total interest expense	22,953	26,543	45,959	51,824
Net interest income	25,521	21,419	49,906	42,274
Credit loss expense (benefit)	—	—	—	—
Net interest income after credit loss expense	25,521	21,419	49,906	42,274
Noninterest income:
Service charges on deposit accounts	476	486	984	957
Debit card interchange income	514	478	986	924
Trust services	1,048	801	2,058	1,578
Increase in cash value of bank-owned life insurance	313	295	621	577
Other income	245	350	501	617
Total noninterest income	2,596	2,410	5,150	4,653
Noninterest expense:
Salaries and employee benefits	7,987	7,343	15,619	14,347
Occupancy and equipment	2,006	2,034	4,012	3,997
Technology and software	822	791	1,596	1,577
Data processing	545	643	1,141	1,260
FDIC insurance	444	670	917	1,257
Professional fees	298	303	576	611
Other expenses	1,665	1,701	3,371	3,499
Total noninterest expense	13,767	13,485	27,232	26,548
Income before income taxes	14,350	10,344	27,824	20,379
Income taxes	3,277	2,365	6,179	4,558
Net income	$11,073	$7,979	$21,645	$15,821

Basic earnings per common share	$0.65	$0.47	$1.27	$0.94
Diluted earnings per common share	$0.64	$0.47	$1.26	$0.93
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$11,073	$7,979	$21,645	$15,821
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	2,527	601	(109)	13,508
Income tax (expense) benefit	(633)	(154)	13	(3,349)
Other comprehensive income (loss) on securities	1,894	447	(96)	10,159
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	1,454	(1,021)	3,508	(3,335)
Plus: reclassification adjustment for net gains realized in net income	(348)	(1,412)	(958)	(2,816)
Income tax (expense) benefit	(272)	599	(627)	1,516
Other comprehensive income (loss) on derivatives	834	(1,834)	1,923	(4,635)
Total other comprehensive income (loss)	2,728	(1,387)	1,827	5,524
Comprehensive income	$13,801	$6,592	$23,472	$21,345

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2026
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2026	$—	17,028,101	$3,000	$36,553	$300,596	$(69,406)	$270,743
Net income	—	—	—	—	11,073	—	11,073
Other comprehensive income, net of tax	—	—	—	—	—	2,728	2,728
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,261)	—	(4,261)
Stock-based compensation costs	—	—	—	759	—	—	759
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	15,642	—	—	—	—	—
Balance, June 30, 2026	$—	17,043,743	$3,000	$37,312	$307,408	$(66,678)	$281,042

	Three Months Ended June 30, 2025
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2025	$—	16,923,280	$3,000	$35,072	$282,247	$(82,446)	$237,873
Net income	—	—	—	—	7,979	—	7,979
Other comprehensive loss, net of tax	—	—	—	—	—	(1,387)	(1,387)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,236)	—	(4,236)
Stock-based compensation costs	—	—	—	701	—	—	701
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	17,505	—	—	—	—	—
Balance, June 30, 2025	$—	16,940,785	$3,000	$35,773	$285,990	$(83,833)	$240,930

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Six Months Ended June 30, 2026
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2025	$—	16,940,785	$3,000	$37,231	$294,259	$(68,505)	$265,985
Net income	—	—	—	—	21,645	—	21,645
Other comprehensive income, net of tax	—	—	—	—	—	1,827	1,827
Cash dividends declared, $0.50 per common share	—	—	—	—	(8,496)	—	(8,496)
Stock-based compensation costs	—	—	—	1,359	—	—	1,359
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	102,958	—	(1,278)	—	—	(1,278)
Balance, June 30, 2026	$—	17,043,743	$3,000	$37,312	$307,408	$(66,678)	$281,042

	Six Months Ended June 30, 2025
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2024	$—	16,832,632	$3,000	$35,619	$278,613	$(89,357)	$227,875
Net income	—	—	—	—	15,821	—	15,821
Other comprehensive income, net of tax	—	—	—	—	—	5,524	5,524
Cash dividends declared, $0.50 per common share	—	—	—	—	(8,444)	—	(8,444)
Stock-based compensation costs	—	—	—	1,286	—	—	1,286
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	108,153	—	(1,132)	—	—	(1,132)
Balance, June 30, 2025	$—	16,940,785	$3,000	$35,773	$285,990	$(83,833)	$240,930

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$21,645	$15,821
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	1,477	1,542
Stock-based compensation	1,359	1,286
Increase in cash value of bank-owned life insurance	(621)	(577)
Depreciation	2,332	2,231
Provision for deferred income taxes	159	994
Change in assets and liabilities:
Decrease in accrued interest receivable	722	196
Decrease in other assets	1,082	2,435
Decrease in accrued expenses and other liabilities	(904)	(652)
Net cash provided by operating activities	27,251	23,276
Cash Flows from Investing Activities:
Proceeds from principal paydowns, maturities and calls of securities available for sale	20,416	19,954
Purchases of Federal Home Loan Bank stock	(213)	(234)
Proceeds from redemption of Federal Home Loan Bank stock	212	52
Net decrease in loans	51,581	38,610
Purchases of premises and equipment	(790)	(2,256)
Net cash provided by investing activities	71,206	56,126
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(123,570)	34,397
Principal payments on long-term debt	(2,500)	(2,500)
Common stock dividends paid	(8,496)	(8,444)
Restricted stock units withheld for payroll taxes	(1,278)	(1,132)
Net cash provided by (used in) financing activities	(135,844)	22,321
Net increase (decrease) in cash and cash equivalents	(37,387)	101,723
Cash and Cash Equivalents:
Beginning	471,086	243,478
Ending	$433,699	$345,201

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$45,917	$52,524
Income taxes	5,240	650
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these unaudited consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of June 30, 2026 and December 31, 2025, net income, comprehensive income (loss) and changes in stockholders' equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Current accounting developments:  In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards CodificationTM.. The amendments in the ASU are expected to clarify or improve disclosure presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. These amendments have not had an impact to the Company as of June 30, 2026.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$11,073	$7,979	$21,645	$15,821

Weighted average common shares outstanding	17,040	16,936	16,994	16,888
Weighted average effect of restricted stock units outstanding	161	71	213	97
Diluted weighted average common shares outstanding	17,201	17,007	17,207	16,985

Basic earnings per common share	$0.65	$0.47	$1.27	$0.94
Diluted earnings per common share	$0.64	$0.47	$1.26	$0.93
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	169	309	134	319

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$196,911	$1	$(32,523)	$164,389
Collateralized mortgage obligations (1)	223,006	—	(43,139)	179,867
Mortgage-backed securities (1)	109,285	—	(17,388)	91,897
Corporate notes	10,750	—	(328)	10,422
	$539,952	$1	$(93,378)	$446,575

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$198,083	$1	$(34,820)	$163,264
Collateralized mortgage obligations (1)	234,217	—	(40,534)	193,683
Mortgage-backed securities (1)	113,358	—	(17,216)	96,142
Collateralized loan obligations	2,307	1	(1)	2,307
Corporate notes	13,750	—	(699)	13,051
	$561,715	$2	$(93,270)	$468,447
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with a fair value of approximately $402,979 and $418,670 as of June 30, 2026 and December 31, 2025, respectively, were pledged as collateral for borrowings and public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of June 30, 2026, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	June 30, 2026
	Amortized Cost	Fair Value
Due after one year through five years	$6,750	$6,527
Due after five years through ten years	25,780	22,683
Due after ten years	175,131	145,601
	207,661	174,811
Collateralized mortgage obligations and mortgage-backed securities	332,291	271,764
	$539,952	$446,575

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

There were no sales of securities available for sale during the three and six months ended June 30, 2026 and 2025.

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$—	$—	—	$164,299	$(32,523)	68	$164,299	$(32,523)
Collateralized mortgage
obligations	—	—	—	179,867	(43,139)	53	179,867	(43,139)
Mortgage-backed securities	—	—	—	91,897	(17,388)	22	91,897	(17,388)
Corporate notes	—	—	—	10,422	(328)	7	10,422	(328)
	$—	$—	—	$446,485	$(93,378)	150	$446,485	$(93,378)

	December 31, 2025
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$—	$—	—	$163,173	$(34,820)	68	$163,173	$(34,820)
Collateralized mortgage
obligations	—	—	—	193,683	(40,534)	53	193,683	(40,534)
Mortgage-backed securities	—	—	—	96,142	(17,216)	22	96,142	(17,216)
Collateralized loan obligations	1,110	(1)	1	—	—	—	1,110	(1)
Corporate notes	—	—	—	13,052	(699)	8	13,052	(699)
	$1,110	$(1)	1	$466,050	$(93,269)	151	$467,160	$(93,270)

If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of June 30, 2026 and December 31, 2025, the Company did not have the intent to sell, nor was it more likely than not that it would be required to sell any of the securities in an unrealized loss position prior to recovery. As of June 30, 2026 and December 31, 2025, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the "Accrued interest receivable" line of the Consolidated Balance Sheets. Interest receivable on securities was $2,271 and $2,354 as of June 30, 2026 and December 31, 2025, respectively, and was excluded from the measurement of credit losses.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Commercial	$463,248	$505,059
Real estate:
Construction, land and land development	333,753	426,833
1-4 family residential first mortgages	130,951	93,122
Home equity	25,999	26,088
Commercial	1,977,477	1,929,766
Consumer and other	21,347	23,374
	2,952,775	3,004,242
Net unamortized fees and costs	(2,661)	(2,552)
	$2,950,114	$3,001,690

Real estate loans of approximately $1,570,000 and $1,540,000 were pledged as security for FHLB advances and letters of credit as of June 30, 2026 and December 31, 2025, respectively.

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

Allowance for Credit Losses for Loans

The following tables detail the changes in the allowance for credit losses (ACL) by loan segment for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,223	$3,240	$1,088	$278	$20,378	$316	$30,523
Charge-offs	—	—	—	—	—	—	—
Recoveries	2	4	—	1	—	—	7
Provision for credit loss expense(1)	32	(334)	(59)	(10)	386	(15)	—
Ending balance	$5,257	$2,910	$1,029	$269	$20,764	$301	$30,530

	Six Months Ended June 30, 2026
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,700	$3,744	$687	$274	$19,795	$325	$30,525
Charge-offs	(1)	—	—	—	—	(18)	(19)
Recoveries	7	7	6	2	—	2	24
Provision for credit loss expense(1)	(449)	(841)	336	(7)	969	(8)	—
Ending balance	$5,257	$2,910	$1,029	$269	$20,764	$301	$30,530

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

The following tables present a breakdown of the ACL by segment, disaggregated based on the evaluation method as of June 30, 2026 and December 31, 2025.

	June 30, 2026
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,257	2,910	1,029	269	20,764	301	30,530
Total	$5,257	$2,910	$1,029	$269	$20,764	$301	$30,530

	December 31, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,700	3,744	687	274	19,795	325	30,525
Total	$5,700	$3,744	$687	$274	$19,795	$325	$30,525

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of June 30, 2026 and December 31, 2025.

	June 30, 2026
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$749	$—	$—	$—	$624	$—	$1,373
Collectively evaluated for credit losses	462,499	333,753	130,951	25,999	1,976,853	21,347	2,951,402
Total	$463,248	$333,753	$130,951	$25,999	$1,977,477	$21,347	$2,952,775

	December 31, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	505,059	426,833	93,122	26,088	1,929,766	23,374	3,004,242
Total	$505,059	$426,833	$93,122	$26,088	$1,929,766	$23,374	$3,004,242

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

Accrued interest on loans of $8,799 and $9,341 at June 30, 2026 and December 31, 2025, respectively, was included in the "Accrued interest receivable" line of the Consolidated Balance Sheets and was excluded from the measurement of credit losses.

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

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land
development	—	—	—	—	—	—
1-4 family residential first
mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

There was $0 and $18 of interest income recognized on loans that were on nonaccrual for the six months ended June 30, 2026 and June 30, 2025, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the delinquency status of the amortized cost of loans as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$463,248	$463,248
Real estate:
Construction, land and
land development	—	—	—	—	333,753	333,753
1-4 family residential
first mortgages	—	—	—	—	130,951	130,951
Home equity	—	—	—	—	25,999	25,999
Commercial	—	—	—	—	1,977,477	1,977,477
Consumer and other	—	—	—	—	21,347	21,347
Total	$—	$—	$—	$—	$2,952,775	$2,952,775

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$505,059	$505,059
Real estate:
Construction, land and
land development	—	—	—	—	426,833	426,833
1-4 family residential
first mortgages	—	—	—	—	93,122	93,122
Home equity	—	—	—	—	26,088	26,088
Commercial	—	—	—	—	1,929,766	1,929,766
Consumer and other	—	—	—	—	23,374	23,374
Total	$—	$—	$—	$—	$3,004,242	$3,004,242

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

As of June 30, 2026, the Company had $749 in loan modifications made to borrowers experiencing financial difficulties, compared to none as of December 31, 2025. The loan modifications as of June 30, 2026 consisted of one loan with a borrower that has two loans individually evaluated for credit losses and was related to a payment deferral. The modified loan is in the commercial loans segment and makes up 0.16 percent of the total loans within the commercial loan segment. There were no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2026 and 2025, and there were no commitments to lend additional funds to such borrowers. A modified loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross write-off by loan segment and origination year, based on the analysis performed as of June 30, 2026 and December 31, 2025.

	Term Loans by Origination Year
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial
Pass	$54,944	$95,002	$41,168	$37,708	$47,904	$49,535	$129,240	$455,501
Watch	50	1,723	305	245	178	5	600	3,106
Substandard	—	749	—	137	—	—	3,755	4,641
Doubtful	—	—	—	—	—	—	—	—
Total	$54,994	$97,474	$41,473	$38,090	$48,082	$49,540	$133,595	$463,248
Current period gross writeoffs	$—	$—	$—	$—	$—	$1	$—	$1
Real estate:
Construction, land and land development
Pass	$126,384	$60,250	$8,271	$46,581	$5,047	$598	$86,622	$333,753
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$126,384	$60,250	$8,271	$46,581	$5,047	$598	$86,622	$333,753
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$21,573	$70,369	$5,170	$9,028	$15,475	$6,078	$1,118	$128,811
Watch	—	—	—	2,140	—	—	—	2,140
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$21,573	$70,369	$5,170	$11,168	$15,475	$6,078	$1,118	$130,951
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$1,178	$2,356	$287	$2,590	$125	$271	$19,192	$25,999
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,178	$2,356	$287	$2,590	$125	$271	$19,192	$25,999
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$448,202	$270,556	$160,691	$111,160	$373,758	$557,848	$43,674	$1,965,889
Watch	—	475	1,391	—	—	—	—	1,866
Substandard	3,016	1,209	624	—	—	4,873	—	9,722
Doubtful	—	—	—	—	—	—	—	—
Total	$451,218	$272,240	$162,706	$111,160	$373,758	$562,721	$43,674	$1,977,477
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$88	$13,251	$58	$365	$24	$148	$7,413	$21,347
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$88	$13,251	$58	$365	$24	$148	$7,413	$21,347
Current period gross writeoffs	$18	$—	$—	$—	$—	$—	$—	$18

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

The following table presents the amortized cost basis of collateral dependent loans, by primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of June 30, 2026. There were none as of December 31, 2025.

	As of June 30, 2026
	Primary Type of Collateral
	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial	$—	$749	$—	$749	$—
Real estate:
Commercial	624	—	—	624	—
Total	$624	$749	$—	$1,373	$—

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company's allowance for credit losses for unfunded commitments was $1,544 as of both June 30, 2026 and December 31, 2025. The allowance for credit losses for off-balance-sheet credit exposures is presented in the "Accrued expenses and other liabilities" line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance-sheet credit exposures is reflected in the "Credit loss expense" line of the Consolidated Statements of Income. There was no provision for credit losses for off-balance-sheet credit exposures during the three and six months ended June 30, 2026 and 2025.

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

Interest Rate Derivatives Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with a total notional amount of $380,000 at both June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company had interest rate swaps with a total notional amount of $270,000 that hedge the interest payments of rolling one-month funding consisting of FHLB advances or brokered deposits. Also, as of June 30, 2026 and December 31, 2025, the Company had interest rate swaps with a total notional amount of $40,000 that effectively convert variable-rate long-term debt to fixed-rate debt and swaps with a total notional amount of $70,000 that hedge the interest payments of certain customer deposit accounts.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company had interest rate collars designated as cash flow hedges with a total notional amount of $100,000 as of both June 30, 2026 and December 31, 2025. The Company enters into interest rate collars to mitigate interest rate risk on certain customer deposits. The structure of the interest rate collars is such that the Company pays the counterparty an incremental amount if the index rate falls below the floor rate. Conversely, the Company receives an incremental amount if the index rate rises above the cap rate.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Cash Flow Hedges:
Interest Rate Swaps:
Gross notional amount	$380,000	$380,000
Fair value in other assets	4,225	2,989
Fair value in other liabilities	(58)	(1,040)
Weighted-average floating rate received	3.93%	3.98%
Weighted-average fixed rate paid	3.45%	3.45%
Weighted-average maturity in years	1.1	1.6
Interest Rate Collars:
Gross notional amount	$100,000	$100,000
Fair value in other assets	251	—
Fair value in other liabilities	—	(80)
Weighted-average maturity in years	2.1	2.6

Non-Hedging Derivatives:
Gross notional amount	$276,225	$279,980
Fair value in other assets	10,277	9,796
Fair value in other liabilities	(10,277)	(9,796)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pre-tax gain (loss) recognized in other comprehensive income	$1,454	$(1,021)	$3,508	$(3,335)
Decrease in interest expense	(348)	(1,412)	(958)	(2,816)

The Company estimates there will be approximately $1,644 reclassified from accumulated other comprehensive income (loss) to decrease interest expense through the 12 months ending June 30, 2027 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate derivative counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of June 30, 2026 and December 31, 2025, the Company pledged $0 and $240, respectively, of collateral to the counterparties in the form of cash on deposit. As of June 30, 2026 and December 31, 2025, the Company's counterparties pledged $14,050 and $10,500, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan collateral and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Deferred tax assets:
Allowance for credit losses	$7,891	$7,889
Net unrealized losses on securities available for sale	23,063	23,036
Lease liabilities	967	1,019
Accrued expenses	261	236
Restricted stock unit compensation	706	1,041
State net operating loss carryforward	2,433	2,325
Other	213	200
	35,534	35,746
Deferred tax liabilities:
Right-of-use assets	928	981
Deferred loan costs	227	227
Net unrealized gains on interest rate swaps	1,089	462
Premises and equipment	5,563	5,572
Other	142	254
	7,949	7,496
Net deferred tax assets before valuation allowance	27,585	28,250
Valuation allowance	(2,433)	(2,325)
Net deferred tax assets	$25,152	$25,925

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

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2026 and 2025.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2025	$(69,879)	$1,374	$(68,505)
Other comprehensive income (loss) before reclassifications	(82)	2,644	2,562
Amounts reclassified from accumulated other comprehensive loss	(14)	(721)	(735)
Net current period other comprehensive income (loss)	(96)	1,923	1,827
Balance, June 30, 2026	$(69,975)	$3,297	$(66,678)

Balance, December 31, 2024	$(96,564)	$7,207	$(89,357)
Other comprehensive income (loss) before reclassifications	10,172	(2,514)	7,658
Amounts reclassified from accumulated other comprehensive loss	(13)	(2,121)	(2,134)
Net current period other comprehensive income (loss)	10,159	(4,635)	5,524
Balance, June 30, 2025	$(86,405)	$2,572	$(83,833)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following amounts as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Commitments to fund real estate construction loans	$195,832	$152,936
Other commitments to extend credit	491,502	589,309
Standby letters of credit	13,817	13,291
	$701,151	$755,536

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The total outstanding balance of mortgage loans sold under the MPF Program was $12,993 and $14,411 at June 30, 2026 and December 31, 2025, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,270 and $1,383 as of June 30, 2026 and December 31, 2025, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2026.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Derivative instruments: The Company's derivative instruments consist of interest rate swaps and interest rate collars accounted for as cash flow hedges, as well as interest rate swaps, which are accounted for as non-hedging derivatives. The Company's derivative positions are classified within Level 2 of the fair value hierarchy and are valued using models that are generally accepted in the financial services industry, including discounted cash flow models, and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$164,389	$—	$164,389	$—
Collateralized mortgage obligations	179,867	—	179,867	—
Mortgage-backed securities	91,897	—	91,897	—
Corporate notes	10,422	—	10,422	—
Derivative instruments	14,753	—	14,753	—

Financial liabilities:
Derivative instruments	$10,335	$—	$10,335	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$163,264	$—	$163,264	$—
Collateralized mortgage obligations	193,683	—	193,683	—
Mortgage-backed securities	96,142	—	96,142	—
Collateralized loan obligations	2,307	—	2,307	—
Corporate notes	13,051	—	13,051	—
Derivative instruments	12,785	—	12,785	—

Financial liabilities:
Derivative instruments	$10,916	$—	$10,916	$—

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Individually evaluated loans that are deemed to have impairment are classified within Level 3 of the fair value hierarchy and are recorded at fair value, which is based on the value of the collateral securing these loans. As of both June 30, 2026 and December 31, 2025, there were no individually evaluated loans with a fair value adjustment.

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$30,986	$30,986	$30,896	$—	$—
Interest-earning deposits with banks	260,633	260,633	260,633	—	—
Securities purchased under agreements to resell	142,080	142,080	—	142,080	—
Securities available for sale	446,575	446,575	—	446,575	—
Federal Home Loan Bank stock	15,168	15,168	—	15,168	—
Loans, net	2,919,584	2,879,740	—	2,879,740	—
Accrued interest receivable	11,260	11,260	11,260	—	—
Derivative instruments	14,753	14,753	—	14,753	—
Financial liabilities:
Deposits	$3,344,900	$3,344,277	$—	$3,344,277	$—
Subordinated notes, net	80,287	75,333	—	75,333	—
Federal Home Loan Bank advances	270,000	270,000	—	270,000	—
Long-term debt	23,750	23,750	—	23,750	—
Accrued interest payable	5,361	5,361	5,361	—	—
Derivative instruments	10,335	10,335	—	10,335	—

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
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “forecasts,” “plans,” “targets,” “future,” “confident,” “potentially,” “probably,” “outlook,” “may,” “should,” “would,” “could,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, as well as the negative of such words, or references to estimates, predictions or future events. Forward-looking statements are not historical facts but instead represent management's current expectations and forecasts regarding future events, many of which are inherently uncertain and outside of our control. Such forward-looking statements are based upon certain underlying assumptions, known and unknown risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results may differ, possibly materially, from these forward-looking statements. Risks and uncertainties that may affect future results include, but are not limited to: interest rate risk, including the effects of changes in interest rates; fluctuations in the values of the securities held in our investment portfolio, including as a result of rising interest rates; competitive pressures, including from non-bank competitors such as credit unions, "fintech" companies and digital asset service providers; technological changes implemented by us and other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards or regulatory requirements; the concentration of large deposits from certain clients, including those who have balances above current FDIC insurance limits; the threat or imposition of domestic or foreign tariffs or other governmental policies impacting the global supply chain and the value of products produced by our commercial borrowers; effects on the U.S. economy resulting from actions taken by the federal government, including executive orders and immigration enforcement; changes in local, national and international economic conditions, including the level and impact of inflation, and future monetary policies of the Federal Reserve in response thereto, and possible recession; the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general or investor and depositor sentiment regarding the stability and liquidity of banks; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; the occurrence of fraudulent activity, breaches or failures of our or our third-party partners' information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; the effects of acts of war or terrorism, including the wars in Iran and Ukraine, ongoing conflicts in the Middle East, and other international military conflicts that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, affect global supply chains, increase the volatility of financial markets, and other matters beyond our control; widespread disease, pandemics or epidemics, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their business; changes to U.S. tax laws, regulations and guidance; potential changes in federal policy and at regulatory agencies; talent and labor shortages; emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or customers; the availability of future equity and debt issuances and other capital raising opportunities on favorable terms; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, any of the forward-looking statements that the Company makes in this report or the documents the Company files with or furnishes to the SEC are based only on information then actually known to the Company and upon management's beliefs and assumptions at the time they are made, which may turn out to be wrong because of inaccurate assumptions they might make, because of the factors described above or because of other factors that the Company cannot foresee. Forward-looking statements speak only as of the date they are made, and the Company does not undertake and specifically disclaims any obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$25,521	$21,419	$49,906	$42,274
Tax-equivalent adjustment (1)	75	59	147	125
Net interest income on a FTE basis (non-GAAP)	25,596	21,478	50,053	42,399
Average interest-earning assets	3,820,041	3,799,081	3,820,748	3,758,487
Net interest margin on a FTE basis (non-GAAP)	2.69%	2.27%	2.64%	2.27%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$25,596	$21,478	$50,053	$42,399
Noninterest income	2,596	2,410	5,150	4,653
Adjustment for losses on disposal of premises and equipment, net	28	—	30	8
Adjusted income	28,220	23,888	55,233	47,060
Noninterest expense	13,767	13,485	27,232	26,548
Efficiency ratio on an adjusted and FTE basis (non-GAAP)(2)	48.78%	56.45%	49.31%	56.41%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries. Results of operations for the three and six months ended June 30, 2026 are compared to the results for the same periods in 2025, and the consolidated financial condition of the Company as of June 30, 2026 is compared to that as of December 31, 2025. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

The Company conducts business from its headquarters building in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended June 30, 2026 was $11,073, or $0.64 per diluted common share, compared to $7,979, or $0.47 per diluted common share, for the three months ended June 30, 2025. The Company's annualized return on average assets and return on average equity for the three months ended June 30, 2026 were 1.10 percent and 16.21 percent, respectively, compared to 0.80 percent and 13.65 percent, respectively, for the three months ended June 30, 2025.

Net interest income for the three months ended June 30, 2026 increased $4,102, or 19.2 percent, compared to the three months ended June 30, 2025. The increase in net interest income was primarily due to increases in interest income on loans and securities purchased under agreements to resell, a decrease in interest expense on deposits and partially offset by decreases in interest income on securities and deposits with banks.

Noninterest income increased $186 for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to an increase in trust services revenue. Noninterest expense increased $282 during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to an increase in salaries and employee benefits, partially offset by a decrease in FDIC insurance expense.

Net income for the six months ended June 30, 2026 was $21,645, or $1.26 per diluted common share, compared to $15,821, or $0.93 per diluted common share, for the six months ended June 30, 2025. The Company's annualized return on average assets and return on average equity for the six months ended June 30, 2026 were 1.08 percent and 16.06 percent, respectively, compared to 0.80 percent and 13.74 percent, respectively, for the six months ended June 30, 2025.

Net interest income for the six months ended June 30, 2026 increased $7,632, or 18.1 percent, compared to the six months ended June 30, 2025. The increase in net interest income was primarily due to increases in interest income on loans and securities purchased under agreements to resell, a decrease in interest expense on deposits, and partially offset by a decrease in interest income on securities.

Noninterest income increased $497 for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to an increase in trust services revenue. Noninterest expense increased $684 during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an increase in salaries and employee benefits, partially offset by a decrease in FDIC insurance expense.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
On a quarterly basis, the Company compares three key performance metrics to those of our identified peer group. The peer group for 2026 consists of 19 Midwestern, publicly traded financial institutions, including Ames National Corporation, Bank First Corporation, Bridgewater Bancshares Inc., CF Bankshares, Inc., ChoiceOne Financial Services, Inc., Civista Bancshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., HBT Financial Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Mercantile Bank Corporation, and Southern Missouri Bancorp, Inc. The Company ranks in the middle of the peer group by total assets. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and nonperforming assets to total assets. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the six months ended June 30, 2026	As of and for the three months ended March 31, 2026	As of and for the three months ended March 31, 2026
Return on average equity	16.06%	15.91%	6.43% - 16.05%
Efficiency ratio(1)	49.31%	49.85%	44.52% - 69.23%
Nonperforming assets to total assets	0.00%	0.00%	0.11% - 0.95%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

At its meeting on July 22, 2026, the Company's Board of Directors declared a regular quarterly cash dividend of $0.26 per common share. The dividend is payable on August 19, 2026, to stockholders of record on August 5, 2026.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2026 compared with the same periods in 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	Change %	2026	2025	Change	Change %
Net income	$11,073	$7,979	$3,094	38.78%	$21,645	$15,821	$5,824	36.81%
Average assets	4,029,324	4,016,490	12,834	0.32%	4,028,277	3,980,837	47,440	1.19%
Average stockholders' equity	273,967	234,399	39,568	16.88%	271,722	232,149	39,573	17.05%

Return on average assets	1.10%	0.80%	0.30%		1.08%	0.80%	0.28%
Return on average equity	16.21%	13.65%	2.56%		16.06%	13.74%	2.32%
Net interest margin (1)	2.69%	2.27%	0.42%		2.64%	2.27%	0.37%
Efficiency ratio (1) (2)	48.78%	56.45%	(7.67)%		49.31%	56.41%	(7.10)%
Dividend payout ratio	38.38%	53.08%	(14.70)%		38.93%	53.37%	(14.44)%
Average equity to average assets ratio	6.80%	5.84%	0.96%		6.75%	5.83%	0.92%

					As of June 30,
					2026	2025	Change
Nonperforming assets to total assets (2)					0.00%	0.00%	0.00%
Equity to assets ratio					6.97%	5.94%	1.03%
Tangible common equity ratio					6.97%	5.94%	1.03%
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

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2026	2025	Change	Change- %	2026	2025	Change	Change- %	2026	2025	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$484,499	$525,827	$(41,328)	(7.86)%	$7,670	$8,501	$(831)	(9.78)%	6.35%	6.49%	(0.14)%
Real estate (3)	2,477,757	2,443,107	34,650	1.42%	34,055	32,844	1,211	3.69%	5.51%	5.39%	0.12%
Consumer and other	22,271	20,704	1,567	7.57%	344	349	(5)	(1.43)%	6.20%	6.76%	(0.56)%
Total loans	2,984,527	2,989,638	(5,111)	(0.17)%	42,069	41,694	375	0.90%	5.65%	5.59%	0.06%

Securities:
Taxable	349,827	429,395	(79,568)	(18.53)%	2,097	2,685	(588)	(21.90)%	2.40%	2.50%	(0.10)%
Tax-exempt (3)	115,928	122,622	(6,694)	(5.46)%	673	773	(100)	(12.94)%	2.32%	2.52%	(0.20)%
Total securities	465,755	552,017	(86,262)	(15.63)%	2,770	3,458	(688)	(19.90)%	2.38%	2.51%	(0.13)%

Deposits with banks	227,686	255,688	(28,002)	(10.95)%	2,130	2,847	(717)	(25.18)%	3.75%	4.47%	(0.72)%
Securities purchased under
agreements to resell	142,073	1,738	140,335	8,074.51%	1,580	22	1,558	7,081.82%	4.46%	5.08%	(0.62)%
Total interest-earning assets(3)	$3,820,041	$3,799,081	$20,960	0.55%	48,549	48,021	528	1.10%	5.10%	5.07%	0.03%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$482,219	$504,586	$(22,367)	(4.43)%	1,638	2,111	(473)	(22.41)%	1.36%	1.68%	(0.32)%
Savings and money market	1,842,052	1,721,968	120,084	6.97%	13,088	14,034	(946)	(6.74)%	2.85%	3.27%	(0.42)%
Time deposits	492,973	623,994	(131,021)	(21.00)%	4,458	6,531	(2,073)	(31.74)%	3.63%	4.20%	(0.57)%
Total interest-bearing deposits	2,817,244	2,850,548	(33,304)	(1.17)%	19,184	22,676	(3,492)	(15.40)%	2.73%	3.19%	(0.46)%
Borrowed Funds:
Federal funds purchased and
other short-term borrowings	—	1	(1)	(100.00)%	—	—	—	—%	—%	4.84%	(4.84)%
Subordinated notes, net	80,256	79,990	266	0.33%	1,110	1,104	6	0.54%	5.55%	5.54%	0.01%
Federal Home Loan Bank
advances	270,000	270,000	—	—%	2,274	2,259	15	0.66%	3.38%	3.36%	0.02%
Long-term debt	24,203	40,648	(16,445)	(40.46)%	385	504	(119)	(23.61)%	6.39%	4.97%	1.42%
Total borrowed funds	374,459	390,639	(16,180)	(4.14)%	3,769	3,867	(98)	(2.53)%	4.04%	3.97%	0.07%
Total interest-bearing
liabilities	$3,191,703	$3,241,187	$(49,484)	(1.53)%	22,953	26,543	(3,590)	(13.53)%	2.88%	3.28%	(0.40)%

Net interest income (FTE) (4)					$25,596	$21,478	$4,118	19.17%
Net interest spread (FTE)									2.22%	1.79%	0.43%
Net interest margin (FTE) (4)									2.69%	2.27%	0.42%

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2026	2025	Change	Change- %	2026	2025	Change	Change- %	2026	2025	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$481,735	$530,156	$(48,421)	(9.13)%	$15,015	$16,985	$(1,970)	(11.60)%	6.29%	6.46%	(0.17)%
Real estate (3)	2,473,399	2,452,519	20,880	0.85%	67,329	65,057	2,272	3.49%	5.49%	5.35%	0.14%
Consumer and other	22,915	20,130	2,785	13.84%	707	671	36	5.37%	6.22%	6.72%	(0.50)%
Total loans	2,978,049	3,002,805	(24,756)	(0.82)%	83,051	82,713	338	0.41%	5.62%	5.55%	0.07%

Securities:
Taxable	356,267	430,075	(73,808)	(17.16)%	4,240	5,473	(1,233)	(22.53)%	2.38%	2.55%	(0.17)%
Tax-exempt (3)	116,516	124,349	(7,833)	(6.30)%	1,347	1,551	(204)	(13.15)%	2.31%	2.49%	(0.18)%
Total securities	472,783	554,424	(81,641)	(14.73)%	5,587	7,024	(1,437)	(20.46)%	2.36%	2.53%	(0.17)%

Deposits with banks	225,969	200,384	25,585	12.77%	4,177	4,464	(287)	(6.43)%	3.73%	4.49%	(0.76)%
Securities purchased under
agreements to resell	143,947	874	143,073	N/A	3,197	22	3,175	N/A	4.48%	5.08%	(0.60)%
Total interest-earning assets (3)	$3,820,748	$3,758,487	$62,261	1.66%	96,012	94,223	1,789	1.90%	5.07%	5.06%	0.01%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$488,677	$520,131	$(31,454)	(6.05)%	3,544	4,362	(818)	(18.75)%	1.46%	1.69%	(0.23)%
Savings and money market	1,834,848	1,661,827	173,021	10.41%	25,739	26,488	(749)	(2.83)%	2.83%	3.21%	(0.38)%
Time	506,073	624,700	(118,627)	(18.99)%	9,162	13,249	(4,087)	(30.85)%	3.65%	4.28%	(0.63)%
Total interest-bearing deposits	2,829,598	2,806,658	22,940	0.82%	38,445	44,099	(5,654)	(12.82)%	2.74%	3.17%	(0.43)%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	—	1	(1)	(100.00)%	—	—	—	—%	—%	4.63%	(4.63)%
Subordinated notes, net	80,221	79,957	264	0.33%	2,214	2,209	5	0.23%	5.57%	5.57%	—%
Federal Home Loan Bank
advances	270,000	270,000	—	—%	4,518	4,494	24	0.53%	3.37%	3.36%	0.01%
Long-term debt	24,822	41,293	(16,471)	(39.89)%	782	1,022	(240)	(23.48)%	6.35%	4.99%	1.36%
Total borrowed funds	375,043	391,251	(16,208)	(4.14)%	7,514	7,725	(211)	(2.73)%	4.04%	3.98%	0.06%
Total interest-bearing
liabilities	$3,204,641	$3,197,909	$6,732	0.21%	45,959	51,824	(5,865)	(11.32)%	2.89%	3.27%	(0.38)%

Net interest income (FTE) (4)					$50,053	$42,399	$7,654	18.05%
Net interest spread (FTE)									2.18%	1.79%	0.39%
Net interest margin (FTE) (4)									2.64%	2.27%	0.37%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The FOMC decreased the target federal funds interest rate by a total of 75 basis points from September through December of 2025, which impacts the comparability of net interest margin between 2026 and 2025.

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and six months ended June 30, 2026 increased 42 and 37 basis points, respectively, compared to the three and six months ended June 30, 2025. Tax-equivalent net interest income for the three and six months ended June 30, 2026 increased $4,118 and $7,654, respectively, when compared to the same periods in 2025.

Tax-equivalent interest income on loans increased $375 and $338, respectively, for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. The increase in tax-equivalent interest income on loans during the three and six months ended June 30, 2026 compared to the same periods in 2025 was driven primarily by an increase in loan yields, partially offset by a decrease in the average loan balances. The yield on the loan portfolio increased by 6 and 7 basis points, respectively, for the three and six months ended June 30, 2026 compared to the same periods in 2025. The average balance of loans for the three and six months ended June 30, 2026 decreased $5,111 and $24,756, respectively, compared to the three and six months ended June 30, 2025. While the fixed-rate loan portfolio has benefited from higher prevailing market rates for originations and renewals compared to the roll-off rates, the yield on the variable-rate loan portfolio has decreased due to reductions in the prime rate and SOFR rates driven by the reductions in the federal funds rate since September 2025.

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

Tax-equivalent interest income on securities decreased $688 and $1,437, respectively, for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. The decrease was primarily due to a decrease in average balances of securities. This decrease in average balances of securities was driven by a sale of securities in November 2025 and calls and principal paydowns on securities. In June 2025, the Company began investing in securities purchased under agreements to resell. Changes in the yield on this short-term investment program, along with deposits in banks, are driven by changes in short-term market rates, including changes in the federal funds rate.

Interest expense on deposits decreased $3,492 and $5,654, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The decrease in the interest expense on deposits was primarily due to the decline in interest rates paid on deposits of 46 and 43 basis points, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The decrease in rates paid was primarily driven by the reductions in the federal funds rate since September of 2025. The average balance of interest-bearing deposits decreased $33,304 for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and increased $22,940 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Interest expense on borrowed funds decreased $98 and $211, respectively, for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. The average balance of borrowed funds decreased $16,180 and $16,208, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The largest driver of the decrease in average borrowed funds balances was the decrease in average balances on long-term debt, which decreased by $16,445 and $16,471, respectively for the three and six months ended June 30, 2026, compared to the same periods in 2025. This decrease in average long-term debt balances was due to principal payments on the long-term debt.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
Credit Loss Expense and the Related Allowance for Credit Losses

The credit loss expense recorded on the income statement represents a charge made to earnings to maintain an adequate allowance for credit losses. The adequacy of the allowance for credit losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for credit losses is management's estimate of expected lifetime losses in the loan portfolio as of the balance sheet date. The Company recorded no credit loss expense for loans or unfunded commitments for the three and six months ended June 30, 2026 and 2025. Management believed the allowance for credit losses at June 30, 2026 was adequate to absorb expected losses in the loan portfolio as of that date.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for credit losses on loans for the three and six months ended June 30, 2026 and 2025 and related ratios.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Balance at beginning of period	$30,523	$30,526	$(3)	$30,525	$30,432	$93
Charge-offs	—	—	—	(19)	—	(19)
Recoveries	7	13	(6)	24	107	(83)
Net (charge-offs) recoveries	7	13	(6)	5	107	(102)
Provision for credit losses charged
(credited) to operations	—	—	—	—	—	—
Balance at end of period	$30,530	$30,539	$(9)	$30,530	$30,539	$(9)

Average loans outstanding	$2,984,527	$2,989,638		$2,978,048	$3,002,805

Ratio of annualized net (charge-offs)
recoveries during the period to
average loans outstanding	0.00%	0.00%		0.00%	0.01%

Ratio of allowance for credit losses for
loans to average loans outstanding	1.02%	1.02%		1.03%	1.02%

Ratio of allowance for credit losses for
loans to total loans at end of period	1.03%	1.03%		1.03%	1.03%

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended June 30,
Noninterest income:	2026	2025	Change	Change %
Service charges on deposit accounts	$476	$486	$(10)	(2.06)%
Debit card interchange income	514	478	36	7.53%
Trust services	1,048	801	247	30.84%
Increase in cash value of bank-owned life insurance	313	295	18	6.10%
Other income	245	350	(105)	(30.00)%
Total noninterest income	$2,596	$2,410	$186	7.72%

	Six Months Ended June 30,
Noninterest income:	2026	2025	Change	Change %
Service charges on deposit accounts	$984	$957	$27	2.82%
Debit card interchange income	986	924	62	6.71%
Trust services	2,058	1,578	480	30.42%
Increase in cash value of bank-owned life insurance	621	577	44	7.63%
Other income	501	617	(116)	(18.80)%
Total noninterest income	$5,150	$4,653	$497	10.68%

The increase in trust services revenue in the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily due to the growth in trust assets and trust accounts since June 30, 2025.

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

	Three Months Ended June 30,
Noninterest expense:	2026	2025	Change	Change %
Salaries and employee benefits	$7,987	$7,343	$644	8.77%
Occupancy and equipment	2,006	2,034	(28)	(1.38)%
Technology and software	822	791	31	3.92%
Data processing	545	643	(98)	(15.24)%
FDIC insurance	444	670	(226)	(33.73)%
Professional fees	298	303	(5)	(1.65)%
Other expenses:
Business development	270	199	71	35.68%
Insurance expense	235	291	(56)	(19.24)%
Trust	214	175	39	22.29%
Consulting fees	62	52	10	19.23%
Marketing	32	25	7	28.00%
Low income housing projects amortization	136	134	2	1.49%
New markets tax credit project amortization and management fees	—	76	(76)	(100.00)%
All other	716	749	(33)	(4.41)%
Total other expenses	1,665	1,701	(36)	(2.12)%
Total noninterest expense	$13,767	$13,485	$282	2.09%

	Six Months Ended June 30,
Noninterest expense:	2026	2025	Change	Change %
Salaries and employee benefits	$15,619	$14,347	$1,272	8.87%
Occupancy and equipment	4,012	3,997	15	0.38%
Technology and software	1,596	1,577	19	1.20%
Data processing	1,141	1,260	(119)	(9.44)%
FDIC insurance	917	1,257	(340)	(27.05)%
Professional fees	576	611	(35)	(5.73)%
Other expenses:
Business development	506	414	92	22.22%
Insurance expense	474	585	(111)	(18.97)%
Trust	457	377	80	21.22%
Consulting fees	135	131	4	3.05%
Marketing	65	36	29	80.56%
Low income housing projects amortization	285	285	—	—%
New markets tax credit project amortization and management fees	—	152	(152)	(100.00)%
All other	1,449	1,519	(70)	(4.61)%
Total other	3,371	3,499	(128)	(3.66)%
Total noninterest expense	$27,232	$26,548	$684	2.58%

Salaries and employee benefits increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, due to normal annual merit increases and an increase in incentive compensation related accruals. FDIC insurance expense decreased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to a decrease in the assessment rate. New markets tax credit project amortization declined with the expiration of the related tax credit.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
Income Tax Expense

The Company recorded income tax expense of $3,277 (22.8 percent of pre-tax income) and $6,179 (22.2 percent of pre-tax income) for the three and six months ended June 30, 2026, respectively, compared with $2,365 (22.9 percent of pre-tax income) and $4,558 (22.4 percent of pre-tax income) for the three and six months ended June 30, 2025, respectively. The tax rates for the first six months of 2026 and 2025 were impacted by total year-to-date tax credits of approximately $280 and $330, respectively. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. Additionally, for the six months ended June 30, 2026 and 2025, a tax benefit of $243 and $85, respectively, was recorded as a result of the increase in fair value of restricted stock over the vesting period.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $4,029,664 as of June 30, 2026, compared to total assets of $4,142,244 as of December 31, 2025. Changes in the balance sheet included increases in securities purchased under agreements to resell and stockholders' equity and decreases in interest-earning deposits in banks, securities available for sale, loans and deposits.

Cash and Cash Equivalents

As of June 30, 2026, the Company held securities purchased under agreements to resell of $142,080 compared to $121,413 at December 31, 2025. The Company uses these instruments as short-term secured investments which have monthly maturities. Balances will fluctuate based on the Company's liquidity and investment strategies.

Securities

Securities available for sale decreased by $21,872 during the six months ended June 30, 2026. This decrease was due to calls and principal paydowns on securities and an increase in unrealized losses on securities since December 31, 2025. Management concluded unrealized losses in the portfolio as of June 30, 2026 are the result of increases in risk-free market interest rates since the securities were purchased and are not an indication of declining credit quality. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax.

As of June 30, 2026, approximately 61 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management believes these securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities.

Loans and Nonperforming Assets

Loans outstanding decreased $51,576 from $3,001,690 as of December 31, 2025 to $2,950,114 as of June 30, 2026. Changes in the loan portfolio during the first six months of 2026 included decreases of $93,080 in construction, land and land development loans and $41,811 in commercial loans and increases of $47,711 in commercial real estate loans and $37,829 in 1-4 family residential first mortgage loans. We continue to experience notable loan payoffs as a result of secondary market refinancings and asset and business sales. The change in loan mix is primarily due to reclassifications resulting from completed construction projects moving to permanent financing and commercial loan restructurings adding real estate collateral.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land and land development loans exceed 100 percent of total risk-based capital. Although the commercial real estate portfolio exceeded these regulatory guidelines as of June 30, 2026, they were within the Company's established policy limits and management believes that the Company has appropriate risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2025 was presented in the Company's Annual Report on Form 10-K, filed with the SEC on February 26, 2026, and the Company has not experienced any material changes to that portfolio since December 31, 2025.

The Company had no nonaccrual loans or loans past due 90 days and still accruing interest as of June 30, 2026 and December 31, 2025. Additionally, the Company had no other real estate owned as of June 30, 2026 and December 31, 2025.

Deposits

Deposits decreased $123,570, or 3.6 percent, during the first six months of 2026. Brokered deposits decreased to $110,450 at June 30, 2026, from $154,564 at December 31, 2025. Excluding brokered deposits, deposits decreased $79,456, or 2.4 percent, during the first six months of 2026. The decline in deposits was due to normal cash flow fluctuations of our core depositors. Deposit inflows and outflows can be influenced by prevailing market interest rates, competition, local and national economic conditions, normal operating cycles of public fund deposits and fluctuations in our business customers' own liquidity needs.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
West Bank participates in a reciprocal deposit network which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. As of June 30, 2026, estimated uninsured deposits, which exclude deposits in reciprocal deposit networks, brokered deposits and public funds protected by state programs, were approximately 27.2 percent of total deposits.

Borrowed Funds

The Company had $270,000 of FHLB advances outstanding at June 30, 2026, all of which are one-month rolling advances hedged with long-term interest rate swaps. The interest rate swaps that hedge the interest rates on these FHLB advances have maturity dates ranging from July 2026 through June 2029 and fixed rates ranging from 1.86 percent to 4.32 percent. This strategy of hedging short-term rolling funding provides cost effective fixed-rate wholesale funding through the maturity dates of the various interest rate swaps.

Liquidity

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and security maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $433,699 as of June 30, 2026, compared with $471,086 as of December 31, 2025.

Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions, operating cycles of public fund deposits and fluctuations in our business customers' own liquidity needs. The Company utilizes brokered deposits and other wholesale funding to supplement core deposit fluctuations and loan growth. At June 30, 2026, the Company had $110,450 in brokered deposits, which included fixed-rate deposits with terms through September 2027 and variable-rate deposits with terms through February 2027.

As of June 30, 2026, West Bank had additional borrowing capacity available from the FHLB of approximately $675,000, as well as approximately $36,000 through the Federal Reserve discount window and $75,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $27,251 to liquidity for the six months ended June 30, 2026. Management believed that the combination of high levels of liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity were sufficient to meet our liquidity needs as of June 30, 2026.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,270 and $1,383 as of June 30, 2026 and December 31, 2025, respectively.

Capital

The Company's total stockholders' equity increased to $281,042 at June 30, 2026 from $265,985 at December 31, 2025. The increase was primarily the result of growth in retained earnings. At June 30, 2026, the Company's tangible common equity as a percent of tangible assets was 6.97 percent, compared to 6.42 percent as of December 31, 2025.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2026.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026
Total Capital (to Risk-Weighted Assets)
Consolidated	$459,795	13.46%	$273,231	8.00%	$358,616	10.50%	$341,539	10.00%
West Bank	476,948	13.97%	273,187	8.00%	358,557	10.50%	341,483	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	367,720	10.77%	204,923	6.00%	290,308	8.50%	273,231	8.00%
West Bank	444,873	13.03%	204,890	6.00%	290,261	8.50%	273,187	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	347,720	10.18%	153,693	4.50%	239,077	7.00%	222,000	6.50%
West Bank	444,873	13.03%	153,667	4.50%	239,038	7.00%	221,964	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	367,720	8.91%	165,000	4.00%	165,000	4.00%	206,250	5.00%
West Bank	444,873	10.79%	164,982	4.00%	164,982	4.00%	206,227	5.00%

As of December 31, 2025
Total Capital (to Risk-Weighted Assets)
Consolidated	$446,560	12.77%	$279,756	8.00%	$367,180	10.50%	$349,695	10.00%
West Bank	466,888	13.35%	279,703	8.00%	367,110	10.50%	349,629	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	354,490	10.14%	209,817	6.00%	297,241	8.50%	279,756	8.00%
West Bank	434,818	12.44%	209,777	6.00%	297,184	8.50%	279,703	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	334,490	9.57%	157,363	4.50%	244,786	7.00%	227,302	6.50%
West Bank	434,818	12.44%	157,333	4.50%	244,740	7.00%	227,259	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	354,490	8.44%	168,074	4.00%	168,074	4.00%	210,092	5.00%
West Bank	434,818	10.35%	168,053	4.00%	168,053	4.00%	210,067	5.00%

The Company and West Bank are subject to a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At June 30, 2026, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

	At June 30, 2026
	Sensitivity of Net Interest Income Over One Year Horizon
Change in Interest Rates	$ Change	% Change
300 basis points rising	$(6,485)	(5.81)%
200 basis points rising	(4,481)	(4.02)
100 basis points rising	(2,659)	(2.38)
100 basis points falling	1,890	1.69
200 basis points falling	4,053	3.63
300 basis points falling	7,703	6.90

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

West Bancorporation, Inc.
(Registrant)

July 23, 2026	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

July 23, 2026	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)