Form 10-Q
period 2026-09-30
WEST BANCORPORATION INC
filed 2026-10-29
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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

Yes  ☐                      No  ☒

As of October 28, 2026, there were 17,043,743 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$23,155	$25,171
Interest-earning deposits with banks	88,822	324,502
Securities purchased under agreements to resell	160,444	121,413
Cash and cash equivalents	272,421	471,086
Securities available for sale, at fair value	415,648	468,447
Federal Home Loan Bank stock, at cost	12,426	15,167
Loans	2,995,211	3,001,690
Allowance for credit losses	(30,536)	(30,525)
Loans, net	2,964,675	2,971,165
Premises and equipment, net	105,510	108,380
Accrued interest receivable	12,063	11,982
Bank-owned life insurance	47,066	46,192
Deferred tax assets, net	31,027	25,925
Other assets	30,840	23,900
Total assets	$3,891,676	$4,142,244

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$551,615	$540,358
Interest-bearing demand	436,697	577,814
Savings and money market	1,779,678	1,839,508
Time	502,656	510,790
Total deposits	3,270,646	3,468,470
Subordinated notes, net	80,352	80,156
Federal Home Loan Bank advances	210,000	270,000
Long-term debt	22,500	26,250
Accrued expenses and other liabilities	36,488	31,383
Total liabilities	3,619,986	3,876,259
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, no par value; authorized 50,000,000 shares; 17,043,743 and 16,940,785 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3,000	3,000
Additional paid-in capital	38,068	37,231
Retained earnings	314,605	294,259
Accumulated other comprehensive loss	(83,983)	(68,505)
Total stockholders' equity	271,690	265,985
Total liabilities and stockholders' equity	$3,891,676	$4,142,244

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Interest income:
Loans, including fees	$42,463	$42,198	$125,440	$124,852
Securities:
Taxable	2,105	2,643	6,345	8,116
Tax-exempt	634	739	1,908	2,224
Deposits with banks	2,224	2,087	6,401	6,551
Securities purchased under agreements to resell	1,769	1,258	4,966	1,280
Total interest income	49,195	48,925	145,060	143,023
Interest expense:
Deposits	19,376	22,539	57,821	66,638
Subordinated notes	1,113	1,107	3,327	3,316
Federal Home Loan Bank advances	1,965	2,292	6,483	6,786
Long-term debt	371	486	1,153	1,508
Total interest expense	22,825	26,424	68,784	78,248
Net interest income	26,370	22,501	76,276	64,775
Credit loss expense (benefit)	—	—	—	—
Net interest income after credit loss expense	26,370	22,501	76,276	64,775
Noninterest income:
Service charges on deposit accounts	482	491	1,466	1,448
Debit card interchange income	504	477	1,490	1,401
Trust services	1,190	894	3,248	2,472
Increase in cash value of bank-owned life insurance	316	308	937	885
Other income	253	333	754	950
Total noninterest income	2,745	2,503	7,895	7,156
Noninterest expense:
Salaries and employee benefits	7,956	7,457	23,575	21,804
Occupancy and equipment	2,025	2,090	6,037	6,087
Technology and software	790	794	2,386	2,371
Data processing	578	663	1,719	1,923
FDIC insurance	455	637	1,372	1,894
Professional fees	260	303	836	914
Other expenses	1,897	1,606	5,268	5,105
Total noninterest expense	13,961	13,550	41,193	40,098
Income before income taxes	15,154	11,454	42,978	31,833
Income taxes	3,526	2,140	9,705	6,698
Net income	$11,628	$9,314	$33,273	$25,135

Basic earnings per common share	$0.68	$0.55	$1.96	$1.49
Diluted earnings per common share	$0.67	$0.55	$1.93	$1.48
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$11,628	$9,314	$33,273	$25,135
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(24,799)	12,218	(24,908)	25,726
Income tax (expense) benefit	6,120	(3,025)	6,133	(6,374)
Other comprehensive income (loss) on securities	(18,679)	9,193	(18,775)	19,352
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	2,380	374	5,888	(2,961)
Plus: reclassification adjustment for net gains realized in net income	(559)	(1,396)	(1,517)	(4,212)
Income tax (expense) benefit	(447)	253	(1,074)	1,769
Other comprehensive income (loss) on derivatives	1,374	(769)	3,297	(5,404)
Total other comprehensive income (loss)	(17,305)	8,424	(15,478)	13,948
Comprehensive income (loss)	$(5,677)	$17,738	$17,795	$39,083

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2026
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2026	$—	17,043,743	$3,000	$37,312	$307,408	$(66,678)	$281,042
Net income	—	—	—	—	11,628	—	11,628
Other comprehensive loss, net of tax	—	—	—	—	—	(17,305)	(17,305)
Cash dividends declared, $0.26 per common share	—	—	—	—	(4,431)	—	(4,431)
Stock-based compensation costs	—	—	—	756	—	—	756
Balance, September 30, 2026	$—	17,043,743	$3,000	$38,068	$314,605	$(83,983)	$271,690

	Three Months Ended September 30, 2025
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2025	$—	16,940,785	$3,000	$35,773	$285,990	$(83,833)	$240,930
Net income	—	—	—	—	9,314	—	9,314
Other comprehensive income, net of tax	—	—	—	—	—	8,424	8,424
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,235)	—	(4,235)
Stock-based compensation costs	—	—	—	700	—	—	700
Balance, September 30, 2025	$—	16,940,785	$3,000	$36,473	$291,069	$(75,409)	$255,133

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Nine Months Ended September 30, 2026
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2025	$—	16,940,785	$3,000	$37,231	$294,259	$(68,505)	$265,985
Net income	—	—	—	—	33,273	—	33,273
Other comprehensive loss, net of tax	—	—	—	—	—	(15,478)	(15,478)
Cash dividends declared, $0.76 per common share	—	—	—	—	(12,927)	—	(12,927)
Stock-based compensation costs	—	—	—	2,115	—	—	2,115
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	102,958	—	(1,278)	—	—	(1,278)
Balance, September 30, 2026	$—	17,043,743	$3,000	$38,068	$314,605	$(83,983)	$271,690

	Nine Months Ended September 30, 2025
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2024	$—	16,832,632	$3,000	$35,619	$278,613	$(89,357)	$227,875
Net income	—	—	—	—	25,135	—	25,135
Other comprehensive income, net of tax	—	—	—	—	—	13,948	13,948
Cash dividends declared, $0.75 per common share	—	—	—	—	(12,679)	—	(12,679)
Stock-based compensation costs	—	—	—	1,986	—	—	1,986
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	108,153	—	(1,132)	—	—	(1,132)
Balance, September 30, 2025	$—	16,940,785	$3,000	$36,473	$291,069	$(75,409)	$255,133

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$33,273	$25,135
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	2,236	2,312
Stock-based compensation	2,115	1,986
Increase in cash value of bank-owned life insurance	(937)	(885)
Depreciation	3,475	3,372
Provision for deferred income taxes	(44)	875
Change in assets and liabilities:
Increase in accrued interest receivable	(81)	(541)
Decrease in other assets	907	1,055
Increase in accrued expenses and other liabilities	2,013	1,377
Net cash provided by operating activities	42,957	34,686
Cash Flows from Investing Activities:
Proceeds from principal paydowns, maturities and calls of securities available for sale	29,803	30,319
Purchases of securities available for sale	(3,951)	—
Purchases of Federal Home Loan Bank stock	(212)	(264)
Proceeds from redemption of Federal Home Loan Bank stock	2,953	203
Net (increase) decrease in loans	6,490	(3,945)
Purchases of premises and equipment	(926)	(2,905)
Net cash provided by investing activities	34,157	23,408
Cash Flows from Financing Activities:
Net decrease in deposits	(197,824)	(51,079)
Principal payments on Federal Home Loan Bank advances	(60,000)	—
Principal payments on long-term debt	(3,750)	(3,750)
Common stock dividends paid	(12,927)	(12,679)
Restricted stock units withheld for payroll taxes	(1,278)	(1,132)
Net cash used in financing activities	(275,779)	(68,640)
Net decrease in cash and cash equivalents	(198,665)	(10,546)
Cash and Cash Equivalents:
Beginning	471,086	243,478
Ending	$272,421	$232,932

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$67,189	$77,326
Income taxes	8,630	2,670
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these unaudited consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of September 30, 2026 and December 31, 2025, net income, comprehensive income (loss) and changes in stockholders' equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Current accounting developments:  In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards CodificationTM. The amendments in the ASU are expected to clarify or improve disclosure presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. These amendments have not had an impact to the Company as of September 30, 2026.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$11,628	$9,314	$33,273	$25,135

Weighted average common shares outstanding	17,044	16,941	17,011	16,906
Weighted average effect of restricted stock units outstanding	262	74	245	89
Diluted weighted average common shares outstanding	17,306	17,015	17,256	16,995

Basic earnings per common share	$0.68	$0.55	$1.96	$1.49
Diluted earnings per common share	$0.67	$0.55	$1.93	$1.48
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	—	309	28	316

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$196,321	$1	$(46,159)	$150,163
Collateralized mortgage obligations (1)	220,957	—	(50,048)	170,909
Mortgage-backed securities (1)	106,795	—	(21,543)	85,252
Corporate notes	9,750	—	(426)	9,324
	$533,823	$1	$(118,176)	$415,648

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$198,083	$1	$(34,820)	$163,264
Collateralized mortgage obligations (1)	234,217	—	(40,534)	193,683
Mortgage-backed securities (1)	113,358	—	(17,216)	96,142
Collateralized loan obligations	2,307	1	(1)	2,307
Corporate notes	13,750	—	(699)	13,051
	$561,715	$2	$(93,270)	$468,447
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with a fair value of approximately $371,486 and $418,670 as of September 30, 2026 and December 31, 2025, respectively, were pledged as collateral for borrowings and public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of September 30, 2026, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	September 30, 2026
	Amortized Cost	Fair Value
Due after one year through five years	$5,750	$5,519
Due after five years through ten years	26,558	22,170
Due after ten years	173,763	131,798
	206,071	159,487
Collateralized mortgage obligations and mortgage-backed securities	327,752	256,161
	$533,823	$415,648

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

There were no sales of securities available for sale during the three and nine months ended September 30, 2026 and 2025.

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$—	$—	—	$150,073	$(46,159)	68	$150,073	$(46,159)
Collateralized mortgage
obligations	1,919	(32)	1	167,005	(50,016)	53	168,924	(50,048)
Mortgage-backed securities	—	—	—	85,252	(21,543)	22	85,252	(21,543)
Corporate notes	—	—	—	9,324	(426)	6	9,324	(426)
	$1,919	$(32)	1	$411,654	$(118,144)	149	$413,573	$(118,176)

	December 31, 2025
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political
subdivisions	$—	$—	—	$163,173	$(34,820)	68	$163,173	$(34,820)
Collateralized mortgage
obligations	—	—	—	193,683	(40,534)	53	193,683	(40,534)
Mortgage-backed securities	—	—	—	96,142	(17,216)	22	96,142	(17,216)
Collateralized loan obligations	1,110	(1)	1	—	—	—	1,110	(1)
Corporate notes	—	—	—	13,052	(699)	8	13,052	(699)
	$1,110	$(1)	1	$466,050	$(93,269)	151	$467,160	$(93,270)

If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of September 30, 2026 and December 31, 2025, the Company did not have the intent to sell, nor was it more likely than not that it would be required to sell any of the securities in an unrealized loss position prior to recovery. As of September 30, 2026 and December 31, 2025, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the "Accrued interest receivable" line of the Consolidated Balance Sheets. Interest receivable on securities was $2,398 and $2,354 as of September 30, 2026 and December 31, 2025, respectively, and was excluded from the measurement of credit losses.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Commercial	$458,416	$505,059
Real estate:
Construction, land and land development	289,616	426,833
1-4 family residential first mortgages	133,880	93,122
Home equity	26,331	26,088
Commercial	2,068,526	1,929,766
Consumer and other	20,984	23,374
	2,997,753	3,004,242
Net unamortized fees and costs	(2,542)	(2,552)
	$2,995,211	$3,001,690

Real estate loans of approximately $1,560,000 and $1,540,000 were pledged as security for Federal Home Loan Bank (FHLB) advances and letters of credit as of September 30, 2026 and December 31, 2025, respectively.

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

Allowance for Credit Losses for Loans

The following tables detail the changes in the allowance for credit losses (ACL) by loan segment for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,257	$2,910	$1,029	$269	$20,764	$301	$30,530
Charge-offs	—	—	—	—	—	—	—
Recoveries	2	—	3	1	—	—	6
Provision for credit loss expense(1)	(155)	(366)	(33)	1	561	(8)	—
Ending balance	$5,104	$2,544	$999	$271	$21,325	$293	$30,536

	Nine Months Ended September 30, 2026
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$5,700	$3,744	$687	$274	$19,795	$325	$30,525
Charge-offs	(1)	—	—	—	—	(18)	(19)
Recoveries	9	7	9	3	—	2	30
Provision for credit loss expense(1)	(604)	(1,207)	303	(6)	1,530	(16)	—
Ending balance	$5,104	$2,544	$999	$271	$21,325	$293	$30,536

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

The following tables present a breakdown of the ACL by segment, disaggregated based on the evaluation method as of September 30, 2026 and December 31, 2025.

	September 30, 2026
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,104	2,544	999	271	21,325	293	30,536
Total	$5,104	$2,544	$999	$271	$21,325	$293	$30,536

	December 31, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,700	3,744	687	274	19,795	325	30,525
Total	$5,700	$3,744	$687	$274	$19,795	$325	$30,525

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of September 30, 2026 and December 31, 2025.

	September 30, 2026
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$716	$—	$—	$—	$621	$—	$1,337
Collectively evaluated for credit losses	457,700	289,616	133,880	26,331	2,067,905	20,984	2,996,416
Total	$458,416	$289,616	$133,880	$26,331	$2,068,526	$20,984	$2,997,753

	December 31, 2025
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	505,059	426,833	93,122	26,088	1,929,766	23,374	3,004,242
Total	$505,059	$426,833	$93,122	$26,088	$1,929,766	$23,374	$3,004,242

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

Accrued interest on loans of $9,359 and $9,341 at September 30, 2026 and December 31, 2025, respectively, was included in the "Accrued interest receivable" line of the Consolidated Balance Sheets and was excluded from the measurement of credit losses.

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

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land
development	—	—	—	—	—	—
1-4 family residential first
mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

There was $0 and $18 of interest income recognized on loans that were on nonaccrual for the nine months ended September 30, 2026 and September 30, 2025, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the delinquency status of the amortized cost of loans as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$458,416	$458,416
Real estate:
Construction, land and
land development	—	—	—	—	289,616	289,616
1-4 family residential
first mortgages	—	—	—	—	133,880	133,880
Home equity	—	—	—	—	26,331	26,331
Commercial	—	—	—	—	2,068,526	2,068,526
Consumer and other	—	—	—	—	20,984	20,984
Total	$—	$—	$—	$—	$2,997,753	$2,997,753

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$505,059	$505,059
Real estate:
Construction, land and
land development	—	—	—	—	426,833	426,833
1-4 family residential
first mortgages	—	—	—	—	93,122	93,122
Home equity	—	—	—	—	26,088	26,088
Commercial	—	—	—	—	1,929,766	1,929,766
Consumer and other	—	—	—	—	23,374	23,374
Total	$—	$—	$—	$—	$3,004,242	$3,004,242

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

As of September 30, 2026, the Company had $716 in loan modifications made to borrowers experiencing financial difficulties, compared to none as of December 31, 2025. The loan modifications as of September 30, 2026 consisted of a modification to one loan totaling $716 to a borrower with two individually evaluated loans and was related to a payment deferral. The modified loan is in the commercial loans segment and makes up 0.16 percent of the total loans within the commercial loan segment. There were no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2026 and 2025, and there were no commitments to lend additional funds to such borrowers. A modified loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross write-off by loan segment and origination year, based on the analysis performed as of September 30, 2026 and December 31, 2025.

	Term Loans by Origination Year
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial
Pass	$83,629	$86,730	$39,935	$21,560	$43,434	$50,265	$126,289	$451,842
Watch	87	1,483	276	285	68	—	250	2,449
Substandard	716	—	—	122	—	—	3,287	4,125
Doubtful	—	—	—	—	—	—	—	—
Total	$84,432	$88,213	$40,211	$21,967	$43,502	$50,265	$129,826	$458,416
Current period gross writeoffs	$—	$—	$—	$—	$—	$1	$—	$1
Real estate:
Construction, land and land development
Pass	$130,459	$37,296	$3,845	$26,229	$5,038	$887	$85,862	$289,616
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$130,459	$37,296	$3,845	$26,229	$5,038	$887	$85,862	$289,616
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$29,509	$68,163	$5,095	$8,445	$15,340	$4,505	$710	$131,767
Watch	—	—	—	2,113	—	—	—	2,113
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$29,509	$68,163	$5,095	$10,558	$15,340	$4,505	$710	$133,880
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$1,468	$2,301	$280	$2,331	$81	$176	$19,694	$26,331
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,468	$2,301	$280	$2,331	$81	$176	$19,694	$26,331
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$600,653	$240,726	$156,673	$126,880	$361,246	$527,812	$43,071	$2,057,061
Watch	—	460	1,375	—	—	—	—	1,835
Substandard	2,999	1,201	621	—	—	4,809	—	9,630
Doubtful	—	—	—	—	—	—	—	—
Total	$603,652	$242,387	$158,669	$126,880	$361,246	$532,621	$43,071	$2,068,526
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$153	$12,933	$50	$333	$19	$110	$7,086	$20,684
Watch	—	—	—	—	—	—	300	300
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$153	$12,933	$50	$333	$19	$110	$7,386	$20,984
Current period gross writeoffs	$18	$—	$—	$—	$—	$—	$—	$18

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

The following table presents the amortized cost basis of collateral dependent loans, by primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of September 30, 2026. There were none as of December 31, 2025.

	As of September 30, 2026
	Primary Type of Collateral
	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial	$—	$716	$—	$716	$—
Real estate:
Commercial	621	—	—	621	—
Total	$621	$716	$—	$1,337	$—

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company's allowance for credit losses for unfunded commitments was $1,544 as of both September 30, 2026 and December 31, 2025. The allowance for credit losses for off-balance-sheet credit exposures is presented in the "Accrued expenses and other liabilities" line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance-sheet credit exposures are reflected in the "Credit loss expense" line of the Consolidated Statements of Income. There was no provision for credit losses for off-balance-sheet credit exposures during the three and nine months ended September 30, 2026 and 2025.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Interest Rate Derivatives Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $275,000 and $380,000 as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had interest rate swaps with total notional amounts of $210,000 and $270,000, respectively, that hedge the interest payments of rolling one-month funding consisting of FHLB advances or brokered deposits. As of September 30, 2026 and December 31, 2025, the Company had interest rate swaps with total notional amounts of $20,000 and $40,000, respectively, that effectively convert variable-rate long-term debt to fixed-rate debt. Additionally, as of September 30, 2026 and December 31, 2025, the Company had interest rate swaps with total notional amounts of $45,000 and $70,000, respectively, that hedge the interest payments of certain customer deposit accounts.

The Company had interest rate collars designated as cash flow hedges with total notional amounts of $150,000 and $100,000 as of September 30, 2026 and December 31, 2025, respectively. The Company enters into interest rate collars to mitigate interest rate risk on certain loans and deposits. On the interest rate collars hedging the interest rate risk on customer deposits, the structure of the interest rate collars is such that the Company pays the counterparty an incremental amount if the index rate falls below the floor rate. Conversely, the Company receives an incremental amount if the index rate rises above the cap rate. On the interest rate collars hedging the interest rate risk on loans, the structure of the interest rate collars is such that the Company pays the counterparty an incremental amount if the index rises above the cap rate. Conversely, the Company receives an incremental amount if the index falls below the floor rate.

Derivatives Not Designated as Accounting Hedges: To accommodate customer needs, the Company on occasion offers loan level interest rate swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a swap counterparty (back-to-back swap program). The interest rate swaps are free-standing derivatives and are recorded at fair value. The Company enters into a floating-rate loan and a fixed-rate swap with its customer. Simultaneously, the Company enters into an offsetting fixed-rate swap with a swap counterparty. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay a swap counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert variable-rate loans to fixed-rate loans. The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Cash Flow Hedges:
Interest Rate Swaps:
Gross notional amount	$275,000	$380,000
Fair value in other assets	5,584	2,989
Fair value in other liabilities	(12)	(1,040)
Weighted-average floating rate received	4.01%	3.98%
Weighted-average fixed rate paid	3.25%	3.45%
Weighted-average maturity in years	1.3	1.6
Interest Rate Collars:
Gross notional amount	$150,000	$100,000
Fair value in other assets	776	—
Fair value in other liabilities	(109)	(80)
Weighted-average maturity in years	2.2	2.6

Non-Hedging Derivatives:
Gross notional amount	$274,344	$279,980
Fair value in other assets	14,208	9,796
Fair value in other liabilities	(14,208)	(9,796)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pre-tax gain (loss) recognized in other comprehensive income	$2,380	$374	$5,888	$(2,961)
Decrease in interest expense	(559)	(1,396)	(1,517)	(4,212)

The Company estimates there will be approximately $1,878 reclassified from accumulated other comprehensive income (loss) to decrease interest expense through the 12 months ending September 30, 2027 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate derivative counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of September 30, 2026 and December 31, 2025, the Company pledged $0 and $240, respectively, of collateral to the counterparties in the form of cash on deposit. As of September 30, 2026 and December 31, 2025, the Company's counterparties pledged $20,680 and $10,500, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan collateral and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Deferred tax assets:
Allowance for credit losses	$7,892	$7,889
Net unrealized losses on securities available for sale	29,188	23,036
Lease liabilities	940	1,019
Accrued expenses	267	236
Restricted stock unit compensation	892	1,041
State net operating loss carryforward	2,498	2,325
Other	212	200
	41,889	35,746
Deferred tax liabilities:
Right-of-use assets	902	981
Deferred loan costs	235	227
Net unrealized gains on interest rate swaps	1,536	462
Premises and equipment	5,541	5,572
Other	150	254
	8,364	7,496
Net deferred tax assets before valuation allowance	33,525	28,250
Valuation allowance	(2,498)	(2,325)
Net deferred tax assets	$31,027	$25,925

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

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2026 and 2025.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2025	$(69,879)	$1,374	$(68,505)
Other comprehensive income (loss) before reclassifications	(18,756)	4,439	(14,317)
Amounts reclassified from accumulated other comprehensive loss	(19)	(1,142)	(1,161)
Net current period other comprehensive income (loss)	(18,775)	3,297	(15,478)
Balance, September 30, 2026	$(88,654)	$4,671	$(83,983)

Balance, December 31, 2024	$(96,564)	$7,207	$(89,357)
Other comprehensive income (loss) before reclassifications	19,372	(2,231)	17,141
Amounts reclassified from accumulated other comprehensive loss	(20)	(3,173)	(3,193)
Net current period other comprehensive income (loss)	19,352	(5,404)	13,948
Balance, September 30, 2025	$(77,212)	$1,803	$(75,409)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following amounts as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Commitments to fund real estate construction loans	$210,429	$152,936
Other commitments to extend credit	575,451	589,309
Standby letters of credit	11,974	13,291
	$797,854	$755,536

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The total outstanding balance of mortgage loans sold under the MPF Program was $12,218 and $14,411 at September 30, 2026 and December 31, 2025, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $2,188 and $1,383 as of September 30, 2026 and December 31, 2025, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2026.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$150,163	$—	$150,163	$—
Collateralized mortgage obligations	170,909	—	170,909	—
Mortgage-backed securities	85,252	—	85,252	—
Corporate notes	9,324	—	9,324	—
Derivative instruments	20,568	—	20,568	—

Financial liabilities:
Derivative instruments	$14,329	$—	$14,329	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$163,264	$—	$163,264	$—
Collateralized mortgage obligations	193,683	—	193,683	—
Mortgage-backed securities	96,142	—	96,142	—
Collateralized loan obligations	2,307	—	2,307	—
Corporate notes	13,051	—	13,051	—
Derivative instruments	12,785	—	12,785	—

Financial liabilities:
Derivative instruments	$10,916	$—	$10,916	$—

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Individually evaluated loans that are deemed to have impairment are classified within Level 3 of the fair value hierarchy and are recorded at fair value, which is based on the value of the collateral securing these loans. As of both September 30, 2026 and December 31, 2025, there were no individually evaluated loans with a fair value adjustment.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$23,155	$23,155	$23,155	$—	$—
Interest-earning deposits with banks	88,822	88,822	88,822	—	—
Securities purchased under agreements to resell	160,444	160,444	—	160,444	—
Securities available for sale	415,648	415,648	—	415,648	—
Federal Home Loan Bank stock	12,426	12,426	—	12,426	—
Loans, net	2,964,675	2,889,117	—	2,889,117	—
Accrued interest receivable	12,063	12,063	12,063	—	—
Derivative instruments	20,568	20,568	—	20,568	—
Financial liabilities:
Deposits	$3,270,646	$3,270,043	$—	$3,270,043	$—
Subordinated notes, net	80,352	72,886	—	72,886	—
Federal Home Loan Bank advances	210,000	210,000	—	210,000	—
Long-term debt	22,500	22,500	—	22,500	—
Accrued interest payable	6,914	6,914	6,914	—	—
Derivative instruments	14,329	14,329	—	14,329	—

	December 31, 2025
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$25,171	$25,171	$25,171	$—	$—
Interest-earning deposits with banks	324,502	324,502	324,502	—	—
Securities purchased under agreements to resell	121,413	121,413	—	121,413	—
Securities available for sale	468,447	468,447	—	468,447	—
Federal Home Loan Bank stock	15,167	15,167	—	15,167	—
Loans, net	2,971,165	2,953,867	—	2,953,867	—
Accrued interest receivable	11,982	11,982	11,982	—	—
Derivative instruments	12,785	12,785	—	12,785	—
Financial liabilities:
Deposits	$3,468,470	$3,468,215	$—	$3,468,215	$—
Subordinated notes, net	80,156	74,660	—	74,660	—
Federal Home Loan Bank advances	270,000	270,000	—	270,000	—
Long-term debt	26,250	26,250	—	26,250	—
Accrued interest payable	5,319	5,319	5,319	—	—
Derivative instruments	10,916	10,916	—	10,916	—

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “forecasts,” “plans,” “targets,” “future,” “confident,” “potentially,” “probably,” “outlook,” “may,” “should,” “would,” “could,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, as well as the negative of such words, or references to estimates, predictions or future events. Forward-looking statements are not historical facts but instead represent management's current expectations and forecasts regarding future events, many of which are inherently uncertain and outside of our control. Such forward-looking statements are based upon certain underlying assumptions, known and unknown risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results may differ, possibly materially, from these forward-looking statements. Risks and uncertainties that may affect future results include, but are not limited to: interest rate risk, including the effects of the recent increase in the benchmark federal funds rate by the Federal Reserve; fluctuations in the values of the securities held in our investment portfolio, including as a result of rising interest rates; competitive pressures, including from non-bank competitors such as credit unions, "fintech" companies and digital asset service providers; technological changes implemented by us and other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards or regulatory requirements; the concentration of large deposits from certain clients, including those who have balances above current FDIC insurance limits; the threat or imposition of domestic or foreign tariffs or other governmental policies impacting the global supply chain and the value of products produced by our commercial borrowers; effects on the U.S. economy resulting from actions taken by the federal government, including executive orders and immigration enforcement; changes in local, national and international economic conditions, including the level and impact of inflation, and future monetary policies of the Federal Reserve in response thereto, and possible recession; the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment regarding the stability and liquidity of banks; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; the occurrence of fraudulent activity, breaches or failures of our or our third-party partners' information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; the effects of acts of war or terrorism, including the wars in Iran and Ukraine, ongoing conflicts in the Middle East, and other international military conflicts that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, affect global supply chains, increase the volatility of financial markets, and other matters beyond our control; widespread disease, pandemics or epidemics, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their business; changes to U.S. tax laws, regulations and guidance; potential changes in federal policy and at regulatory agencies; talent and labor shortages; emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or customers; the availability of future equity and debt issuances and other capital raising opportunities on favorable terms; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, any of the forward-looking statements that the Company makes in this report or the documents the Company files with or furnishes to the SEC are based only on information then actually known to the Company and upon management's beliefs and assumptions at the time they are made, which may turn out to be wrong because of inaccurate assumptions they might make, because of the factors described above or because of other factors that the Company cannot foresee. Forward-looking statements speak only as of the date they are made, and the Company does not undertake and specifically disclaims any obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$26,370	$22,501	$76,276	$64,775
Tax-equivalent adjustment (1)	76	61	223	186
Net interest income on a FTE basis (non-GAAP)	26,446	22,562	76,499	64,961
Average interest-earning assets	3,785,334	3,790,154	3,808,813	3,769,158
Net interest margin on a FTE basis (non-GAAP)	2.77%	2.36%	2.68%	2.30%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$26,446	$22,562	$76,499	$64,961
Noninterest income	2,745	2,503	7,895	7,156
Adjustment for losses on disposal of premises and equipment, net	7	—	37	8
Adjusted income	29,198	25,065	84,431	72,125
Noninterest expense	13,961	13,550	41,193	40,098
Efficiency ratio on an adjusted and FTE basis (non-GAAP)(2)	47.81%	54.06%	48.79%	55.60%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries. Results of operations for the three and nine months ended September 30, 2026 are compared to the results for the same periods in 2025, and the consolidated financial condition of the Company as of September 30, 2026 is compared to that as of December 31, 2025. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

The Company conducts business from its headquarters building in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended September 30, 2026 was $11,628, or $0.67 per diluted common share, compared to $9,314, or $0.55 per diluted common share, for the three months ended September 30, 2025. The Company's annualized return on average assets and return on average equity for the three months ended September 30, 2026 were 1.16 percent and 16.41 percent, respectively, compared to 0.92 percent and 15.25 percent, respectively, for the three months ended September 30, 2025.

Net interest income for the three months ended September 30, 2026 increased $3,869, or 17.2 percent, compared to the three months ended September 30, 2025. The increase in net interest income was primarily due to increases in interest income on loans, deposits with banks and securities purchased under agreements to resell, decreases in interest expense on deposits and FHLB advances, and partially offset by a decrease in interest income on securities.

Noninterest income increased $242 for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase in trust services revenue. Noninterest expense increased $411 during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to an increase in salaries and employee benefits, partially offset by a decrease in FDIC insurance expense.

Net income for the nine months ended September 30, 2026 was $33,273, or $1.93 per diluted common share, compared to $25,135, or $1.48 per diluted common share, for the nine months ended September 30, 2025. The Company's annualized return on average assets and return on average equity for the nine months ended September 30, 2026 were 1.11 percent and 16.18 percent, respectively, compared to 0.84 percent and 14.27 percent, respectively, for the nine months ended September 30, 2025.

Net interest income for the nine months ended September 30, 2026 increased $11,501, or 17.8 percent, compared to the nine months ended September 30, 2025. The increase in net interest income was primarily due to increases in interest income on loans and securities purchased under agreements to resell, decreases in interest expense on deposits, FHLB advances and long-term debt, and partially offset by a decrease in interest income on securities.

Noninterest income increased $739 for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase in trust services revenue. Noninterest expense increased $1,095 during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase in salaries and employee benefits, partially offset by a decrease in FDIC insurance expense.

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

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the nine months ended September 30, 2026	As of and for the six months ended June 30, 2026	As of and for the six months ended June 30, 2026
Return on average equity	16.18%	16.06%	8.47% - 17.37%
Efficiency ratio(1)	48.79%	49.31%	44.00% - 67.51%
Nonperforming assets to total assets	0.00%	0.00%	0.09% - 0.92%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

At its meeting on October 28, 2026, the Company's Board of Directors declared a regular quarterly cash dividend of $0.26 per common share. The dividend is payable on November 25, 2026, to stockholders of record on November 11, 2026.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2026 compared with the same periods in 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	Change %	2026	2025	Change	Change %
Net income	$11,628	$9,314	$2,314	24.84%	$33,273	$25,135	$8,138	32.38%
Average assets	3,993,933	4,004,769	(10,836)	(0.27)%	4,016,703	3,988,902	27,801	0.70%
Average stockholders' equity	281,208	242,245	38,963	16.08%	274,919	235,551	39,368	16.71%

Return on average assets	1.16%	0.92%	0.24%		1.11%	0.84%	0.27%
Return on average equity	16.41%	15.25%	1.16%		16.18%	14.27%	1.91%
Net interest margin (1)	2.77%	2.36%	0.41%		2.68%	2.30%	0.38%
Efficiency ratio (1) (2)	47.81%	54.06%	(6.25)%		48.79%	55.60%	(6.81)%
Dividend payout ratio	38.42%	45.47%	(7.05)%		38.75%	50.44%	(11.69)%
Average equity to average assets ratio	7.04%	6.05%	0.99%		6.84%	5.91%	0.93%

					As of September 30,
					2026	2025	Change
Nonperforming assets to total assets (2)					0.00%	0.00%	0.00%
Equity to assets ratio					6.98%	6.40%	0.58%
Tangible common equity ratio					6.98%	6.40%	0.58%
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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2026	2025	Change	Change- %	2026	2025	Change	Change- %	2026	2025	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$460,424	$499,754	$(39,330)	(7.87)%	$7,320	$8,182	$(862)	(10.54)%	6.31%	6.50%	(0.19)%
Real estate (3)	2,458,330	2,436,758	21,572	0.89%	34,839	33,647	1,192	3.54%	5.62%	5.48%	0.14%
Consumer and other	21,638	23,450	(1,812)	(7.73)%	341	399	(58)	(14.54)%	6.25%	6.75%	(0.50)%
Total loans	2,940,392	2,959,962	(19,570)	(0.66)%	42,500	42,228	272	0.64%	5.73%	5.66%	0.07%

Securities:
Taxable	337,181	425,238	(88,057)	(20.71)%	2,105	2,643	(538)	(20.36)%	2.50%	2.49%	0.01%
Tax-exempt (3)	115,773	121,446	(5,673)	(4.67)%	673	770	(97)	(12.60)%	2.32%	2.54%	(0.22)%
Total securities	452,954	546,684	(93,730)	(17.15)%	2,778	3,413	(635)	(18.61)%	2.45%	2.50%	(0.05)%

Deposits with banks	236,468	186,474	49,994	26.81%	2,224	2,087	137	6.56%	3.73%	4.44%	(0.71)%
Securities purchased under
agreements to resell	155,520	97,034	58,486	60.27%	1,769	1,258	511	40.62%	4.45%	5.07%	(0.62)%
Total interest-earning assets(3)	$3,785,334	$3,790,154	$(4,820)	(0.13)%	49,271	48,986	285	0.58%	5.16%	5.13%	0.03%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$471,938	$457,323	$14,615	3.20%	1,691	1,830	(139)	(7.60)%	1.42%	1.59%	(0.17)%
Savings and money market	1,807,742	1,817,719	(9,977)	(0.55)%	13,092	15,021	(1,929)	(12.84)%	2.87%	3.28%	(0.41)%
Time deposits	501,181	547,133	(45,952)	(8.40)%	4,593	5,688	(1,095)	(19.25)%	3.64%	4.12%	(0.48)%
Total interest-bearing deposits	2,780,861	2,822,175	(41,314)	(1.46)%	19,376	22,539	(3,163)	(14.03)%	2.76%	3.17%	(0.41)%
Borrowed Funds:
Federal funds purchased and
other short-term borrowings	—	1	(1)	(100.00)%	—	—	—	—%	—%	4.52%	(4.52)%
Subordinated notes, net	80,316	80,058	258	0.32%	1,113	1,107	6	0.54%	5.50%	5.49%	0.01%
Federal Home Loan Bank
advances	237,935	270,000	(32,065)	(11.88)%	1,965	2,292	(327)	(14.27)%	3.28%	3.37%	(0.09)%
Long-term debt	22,963	39,407	(16,444)	(41.73)%	371	486	(115)	(23.66)%	6.41%	4.90%	1.51%
Total borrowed funds	341,214	389,466	(48,252)	(12.39)%	3,449	3,885	(436)	(11.22)%	4.01%	3.96%	0.05%
Total interest-bearing
liabilities	$3,122,075	$3,211,641	$(89,566)	(2.79)%	22,825	26,424	(3,599)	(13.62)%	2.90%	3.26%	(0.36)%

Net interest income (FTE) (4)					$26,446	$22,562	$3,884	17.21%
Net interest spread (FTE)									2.26%	1.87%	0.39%
Net interest margin (FTE) (4)									2.77%	2.36%	0.41%

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2026	2025	Change	Change- %	2026	2025	Change	Change- %	2026	2025	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$474,553	$519,911	$(45,358)	(8.72)%	$22,335	$25,167	$(2,832)	(11.25)%	6.29%	6.47%	(0.18)%
Real estate (3)	2,468,320	2,447,208	21,112	0.86%	102,168	98,704	3,464	3.51%	5.53%	5.39%	0.14%
Consumer and other	22,485	21,248	1,237	5.82%	1,048	1,070	(22)	(2.06)%	6.23%	6.73%	(0.50)%
Total loans	2,965,358	2,988,367	(23,009)	(0.77)%	125,551	124,941	610	0.49%	5.66%	5.59%	0.07%

Securities:
Taxable	349,835	428,445	(78,610)	(18.35)%	6,345	8,116	(1,771)	(21.82)%	2.42%	2.53%	(0.11)%
Tax-exempt (3)	116,266	123,371	(7,105)	(5.76)%	2,020	2,321	(301)	(12.97)%	2.32%	2.51%	(0.19)%
Total securities	466,101	551,816	(85,715)	(15.53)%	8,365	10,437	(2,072)	(19.85)%	2.39%	2.52%	(0.13)%

Deposits with banks	229,507	195,696	33,811	17.28%	6,401	6,551	(150)	(2.29)%	3.73%	4.48%	(0.75)%
Securities purchased under
agreements to resell	147,847	33,279	114,568	344.27%	4,966	1,280	3,686	287.97%	4.43%	5.14%	(0.71)%
Total interest-earning assets (3)	$3,808,813	$3,769,158	$39,655	1.05%	145,283	143,209	2,074	1.45%	5.10%	5.08%	0.02%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$483,036	$498,965	$(15,929)	(3.19)%	5,235	6,192	(957)	(15.46)%	1.45%	1.66%	(0.21)%
Savings and money market	1,825,714	1,714,363	111,351	6.50%	38,831	41,509	(2,678)	(6.45)%	2.84%	3.24%	(0.40)%
Time	504,424	598,560	(94,136)	(15.73)%	13,755	18,937	(5,182)	(27.36)%	3.65%	4.23%	(0.58)%
Total interest-bearing deposits	2,813,174	2,811,888	1,286	0.05%	57,821	66,638	(8,817)	(13.23)%	2.75%	3.17%	(0.42)%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	—	1	(1)	(100.00)%	—	—	—	—%	—%	4.63%	(4.63)%
Subordinated notes, net	80,253	79,991	262	0.33%	3,327	3,316	11	0.33%	5.54%	5.54%	—%
Federal Home Loan Bank
advances	259,194	270,000	(10,806)	(4.00)%	6,483	6,786	(303)	(4.47)%	3.34%	3.36%	(0.02)%
Long-term debt	24,195	40,657	(16,462)	(40.49)%	1,153	1,508	(355)	(23.54)%	6.37%	4.96%	1.41%
Total borrowed funds	363,642	390,649	(27,007)	(6.91)%	10,963	11,610	(647)	(5.57)%	4.03%	3.97%	0.06%
Total interest-bearing
liabilities	$3,176,816	$3,202,537	$(25,721)	(0.80)%	68,784	78,248	(9,464)	(12.09)%	2.89%	3.27%	(0.38)%

Net interest income (FTE) (4)					$76,499	$64,961	$11,538	17.76%
Net interest spread (FTE)									2.21%	1.81%	0.40%
Net interest margin (FTE) (4)									2.68%	2.30%	0.38%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Open Market Committee (FOMC) decreased the target federal funds interest rate by a total of 75 basis points from September through December of 2025. Additionally, in September of 2026, the FOMC increased the target federal funds interest rate by 25 basis points. These changes in the target federal funds interest rate impacts the comparability of net interest margin between 2026 and 2025.

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and nine months ended September 30, 2026 increased 41 and 38 basis points, respectively, compared to the three and nine months ended September 30, 2025. Tax-equivalent net interest income for the three and nine months ended September 30, 2026 increased $3,884 and $11,538, respectively, when compared to the same periods in 2025.

Tax-equivalent interest income on loans increased $272 and $610, respectively, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The increase in tax-equivalent interest income on loans during the three and nine months ended September 30, 2026 compared to the same periods in 2025 was driven primarily by an increase in loan yields, partially offset by a decrease in the average loan balances. The yield on the loan portfolio increased by 7 basis points for both the three and nine months ended September 30, 2026 compared to the same periods in 2025. The average balance of loans for the three and nine months ended September 30, 2026 decreased $19,570 and $23,009, respectively, compared to the three and nine months ended September 30, 2025. While the fixed-rate loan portfolio has benefited from higher prevailing market rates for originations and renewals compared to the roll-off rates, the yield on the variable-rate loan portfolio has decreased due to reductions in the prime rate and Secured Overnight Financing Rate (SOFR) driven by the overall reductions in the federal funds rate since September 2025.

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

Tax-equivalent interest income on securities decreased $635 and $2,072, respectively, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The decrease was primarily due to a decrease in average balances of securities. This decrease in average balances of securities was driven by a sale of securities in November 2025 and calls and principal paydowns on securities. In June 2025, the Company began investing in securities purchased under agreements to resell. Changes in the yield on this short-term investment program, along with deposits in banks, are driven by changes in short-term market rates.

Interest expense on deposits decreased $3,163 and $8,817, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The decrease in the interest expense on deposits was primarily due to the decline in interest rates paid on deposits of 41 and 42 basis points, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The decrease in rates paid was primarily driven by the overall reduction in the federal funds rate since September of 2025. The average balance of interest-bearing deposits decreased $41,314 for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, and increased $1,286 for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
Interest expense on borrowed funds decreased $436 and $647, respectively, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The average balance of borrowed funds decreased $48,252 and $27,007, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The decrease in average borrowed funds balances was driven by decreases in the average balances of FHLB advances and long-term debt for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The average balance of FHLB advances decreased by $32,065 and $10,806, respectively, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The decrease in the average balances of FHLB advances was due to the maturity of a $35,000 FHLB advance in July 2026 and a $25,000 FHLB advance in September 2026. Both of these FHLB advances were hedged with interest rate swaps with coinciding maturity dates. The average balance of long-term debt decreased by $16,444 and $16,462, respectively, for the three and nine months ended September 30, 2026 compared to the same periods in 2025, due to principal payments on the long-term debt.

Credit Loss Expense and the Related Allowance for Credit Losses

The credit loss expense recorded on the income statement represents a charge made to earnings to maintain an adequate allowance for credit losses. The adequacy of the allowance for credit losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for credit losses is management's estimate of expected lifetime losses in the loan portfolio as of the balance sheet date. The Company recorded no credit loss expense for loans or unfunded commitments for the three and nine months ended September 30, 2026 and 2025. Management believed the allowance for credit losses at September 30, 2026 was adequate to absorb expected losses in the loan portfolio as of that date.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for credit losses on loans for the three and nine months ended September 30, 2026 and 2025 and related ratios.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Balance at beginning of period	$30,530	$30,539	$(9)	$30,525	$30,432	$93
Charge-offs	—	(35)	35	(19)	(35)	16
Recoveries	6	11	(5)	30	118	(88)
Net (charge-offs) recoveries	6	(24)	30	11	83	(72)
Provision for credit losses charged
(credited) to operations	—	—	—	—	—	—
Balance at end of period	$30,536	$30,515	$21	$30,536	$30,515	$21

Average loans outstanding	$2,940,392	$2,959,962		$2,965,358	$2,988,367

Ratio of annualized net (charge-offs)
recoveries during the period to
average loans outstanding	0.00%	0.00%		0.00%	0.00%

Ratio of allowance for credit losses for
loans to average loans outstanding	1.04%	1.03%		1.03%	1.02%

Ratio of allowance for credit losses for
loans to total loans at end of period	1.02%	1.01%		1.02%	1.01%

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended September 30,
Noninterest income:	2026	2025	Change	Change %
Service charges on deposit accounts	$482	$491	$(9)	(1.83)%
Debit card interchange income	504	477	27	5.66%
Trust services	1,190	894	296	33.11%
Increase in cash value of bank-owned life insurance	316	308	8	2.60%
Other income	253	333	(80)	(24.02)%
Total noninterest income	$2,745	$2,503	$242	9.67%

	Nine Months Ended September 30,
Noninterest income:	2026	2025	Change	Change %
Service charges on deposit accounts	$1,466	$1,448	$18	1.24%
Debit card interchange income	1,490	1,401	89	6.35%
Trust services	3,248	2,472	776	31.39%
Increase in cash value of bank-owned life insurance	937	885	52	5.88%
Other income	754	950	(196)	(20.63)%
Total noninterest income	$7,895	$7,156	$739	10.33%

The increase in trust services revenue in the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily due to increases in one-time estate fees and the growth in trust assets and trust accounts since September 30, 2025.

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

	Three Months Ended September 30,
Noninterest expense:	2026	2025	Change	Change %
Salaries and employee benefits	$7,956	$7,457	$499	6.69%
Occupancy and equipment	2,025	2,090	(65)	(3.11)%
Technology and software	790	794	(4)	(0.50)%
Data processing	578	663	(85)	(12.82)%
FDIC insurance	455	637	(182)	(28.57)%
Professional fees	260	303	(43)	(14.19)%
Other expenses:
Business development	308	249	59	23.69%
Insurance expense	236	186	50	26.88%
Trust	235	189	46	24.34%
Consulting fees	61	70	(9)	(12.86)%
Marketing	40	22	18	81.82%
Low income housing projects amortization	118	114	4	3.51%
New markets tax credit project amortization and management fees	—	76	(76)	(100.00)%
All other	899	700	199	28.43%
Total other expenses	1,897	1,606	291	18.12%
Total noninterest expense	$13,961	$13,550	$411	3.03%

	Nine Months Ended September 30,
Noninterest expense:	2026	2025	Change	Change %
Salaries and employee benefits	$23,575	$21,804	$1,771	8.12%
Occupancy and equipment	6,037	6,087	(50)	(0.82)%
Technology and software	2,386	2,371	15	0.63%
Data processing	1,719	1,923	(204)	(10.61)%
FDIC insurance	1,372	1,894	(522)	(27.56)%
Professional fees	836	914	(78)	(8.53)%
Other expenses:
Business development	814	663	151	22.78%
Insurance expense	710	771	(61)	(7.92)%
Trust	692	566	126	22.26%
Consulting fees	196	201	(5)	(2.49)%
Marketing	105	58	47	81.03%
Low income housing projects amortization	403	399	4	1.00%
New markets tax credit project amortization and management fees	—	228	(228)	(100.00)%
All other	2,348	2,219	129	5.81%
Total other expenses	5,268	5,105	163	3.19%
Total noninterest expense	$41,193	$40,098	$1,095	2.73%

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
Salaries and employee benefits increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, due to normal annual merit increases and an increase in incentive compensation related accruals. FDIC insurance expense decreased for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to a decrease in the assessment rate. New markets tax credit project amortization declined with the expiration of the related tax credit.

Income Tax Expense

The Company recorded income tax expense of $3,526 (23.3 percent of pre-tax income) and $9,705 (22.6 percent of pre-tax income) for the three and nine months ended September 30, 2026, respectively, compared with $2,140 (18.7 percent of pre-tax income) and $6,698 (21.0 percent of pre-tax income) for the three and nine months ended September 30, 2025, respectively. The tax rates for the first nine months of 2026 and 2025 were impacted by total year-to-date tax credits of approximately $420 and $495, respectively. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. Additionally, for the nine months ended September 30, 2026 and 2025, a tax benefit of $243 and $85, respectively, was recorded as a result of the increase in fair value of restricted stock over the vesting period.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $3,891,676 as of September 30, 2026, compared to total assets of $4,142,244 as of December 31, 2025. Changes in the balance sheet included increases in securities purchased under agreements to resell and stockholders' equity and decreases in interest-earning deposits in banks, securities available for sale, deposits and FHLB advances.

Cash and Cash Equivalents

As of September 30, 2026, the Company held securities purchased under agreements to resell of $160,444 compared to $121,413 at December 31, 2025. The Company uses these instruments as short-term secured investments which have monthly maturities. Balances will fluctuate based on the Company's liquidity and investment strategies.

Securities

Securities available for sale decreased by $52,799 during the nine months ended September 30, 2026. This decrease was due to calls and principal paydowns on securities and an increase in unrealized losses on securities since December 31, 2025, partially offset by securities purchased since December 31, 2025. Management concluded unrealized losses in the portfolio as of September 30, 2026 are the result of increases in risk-free market interest rates since the securities were purchased and are not an indication of declining credit quality. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax.

As of September 30, 2026, approximately 62 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management believes these securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities.

Loans and Nonperforming Assets

Loans outstanding decreased $6,479 from $3,001,690 as of December 31, 2025 to $2,995,211 as of September 30, 2026. Changes in the loan portfolio during the first nine months of 2026 included decreases of $137,217 in construction, land and land development loans and $46,643 in commercial loans and increases of $138,760 in commercial real estate loans and $40,758 in 1-4 family residential first mortgage loans. The change in loan mix included reclassifications resulting from completed construction projects moving to permanent financing and commercial loan restructurings that added real estate as collateral.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land and land development loans exceed 100 percent of total risk-based capital. Although the commercial real estate portfolio exceeded these regulatory guidelines as of September 30, 2026, it was within the Company's established policy limits and management believes that the Company has appropriate risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2025 was presented in the Company's Annual Report on Form 10-K, filed with the SEC on February 26, 2026, and the Company has not experienced any material changes to that portfolio since December 31, 2025.

The Company had no nonaccrual loans or loans past due 90 days and still accruing interest as of September 30, 2026 and December 31, 2025. Additionally, the Company had no other real estate owned as of September 30, 2026 and December 31, 2025.

Deposits

Deposits decreased $197,824, or 5.7 percent, during the first nine months of 2026. Brokered deposits decreased to $101,979 at September 30, 2026, from $154,564 at December 31, 2025. Excluding brokered deposits, deposits decreased $145,239, or 4.4 percent, during the first nine months of 2026. The decline in deposits was due to normal cash flow fluctuations of our core depositors. Deposit inflows and outflows can be influenced by prevailing market interest rates, competition, local and national economic conditions, normal operating cycles of public fund deposits and fluctuations in our business customers' own liquidity needs.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
West Bank participates in a reciprocal deposit network which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. As of September 30, 2026, estimated uninsured deposits, which exclude deposits in reciprocal deposit networks, brokered deposits and public funds protected by state programs, were approximately 28.5 percent of total deposits.

Borrowed Funds

The Company had $210,000 of FHLB advances outstanding at September 30, 2026, compared to $270,000 as of December 31, 2025. The decrease in FHLB advances from December 31, 2025 to September 30, 2026 was due to the maturity of two FHLB advances that were hedged with long-term interest rate swaps. All of the FHLB advances as of September 30, 2026 were one-month rolling advances hedged with long-term interest rate swaps. The interest rate swaps that hedge the interest rates on these FHLB advances as of September 30, 2026 have maturity dates ranging from January 2027 through June 2029 and fixed rates ranging from 1.86 percent to 3.68 percent. This strategy of hedging short-term rolling funding provides cost effective fixed-rate wholesale funding through the maturity dates of the various interest rate swaps.

Liquidity

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and security maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $272,421 as of September 30, 2026, compared with $471,086 as of December 31, 2025.

Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions, operating cycles of public fund deposits and fluctuations in our business customers' own liquidity needs. The Company utilizes brokered deposits and may use other wholesale funding to supplement core deposit fluctuations and loan growth. At September 30, 2026, the Company had $101,979 in brokered deposits, which included variable-rate deposits with terms through September 2027.

As of September 30, 2026, West Bank had additional borrowing capacity available from the FHLB of approximately $735,000, as well as approximately $33,000 through the Federal Reserve discount window and $75,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $42,957 to liquidity for the nine months ended September 30, 2026. Management believed that the combination of high levels of liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity were sufficient to meet our liquidity needs as of September 30, 2026.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $2,188 and $1,383 as of September 30, 2026 and December 31, 2025, respectively.

Capital

The Company's total stockholders' equity increased to $271,690 at September 30, 2026 from $265,985 at December 31, 2025. The increase was primarily the result of growth in retained earnings, partially offset by the increase in accumulated other comprehensive loss. At September 30, 2026, the Company's tangible common equity as a percent of tangible assets was 6.98 percent, compared to 6.42 percent as of December 31, 2025.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2026.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026
Total Capital (to Risk-Weighted Assets)
Consolidated	$467,753	13.43%	$278,725	8.00%	$365,827	10.50%	$348,406	10.00%
West Bank	483,340	13.87%	278,691	8.00%	365,783	10.50%	348,364	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	375,673	10.78%	209,044	6.00%	296,145	8.50%	278,725	8.00%
West Bank	451,260	12.95%	209,019	6.00%	296,110	8.50%	278,691	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	355,673	10.21%	156,783	4.50%	243,884	7.00%	226,464	6.50%
West Bank	451,260	12.95%	156,764	4.50%	243,855	7.00%	226,437	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	375,673	9.18%	163,659	4.00%	163,659	4.00%	204,574	5.00%
West Bank	451,260	11.03%	163,633	4.00%	163,633	4.00%	204,541	5.00%

As of December 31, 2025
Total Capital (to Risk-Weighted Assets)
Consolidated	$446,560	12.77%	$279,756	8.00%	$367,180	10.50%	$349,695	10.00%
West Bank	466,888	13.35%	279,703	8.00%	367,110	10.50%	349,629	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	354,490	10.14%	209,817	6.00%	297,241	8.50%	279,756	8.00%
West Bank	434,818	12.44%	209,777	6.00%	297,184	8.50%	279,703	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	334,490	9.57%	157,363	4.50%	244,786	7.00%	227,302	6.50%
West Bank	434,818	12.44%	157,333	4.50%	244,740	7.00%	227,259	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	354,490	8.44%	168,074	4.00%	168,074	4.00%	210,092	5.00%
West Bank	434,818	10.35%	168,053	4.00%	168,053	4.00%	210,067	5.00%

The Company and West Bank are subject to a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2026, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

	At September 30, 2026
	Sensitivity of Net Interest Income Over One Year Horizon
Change in Interest Rates	$ Change	% Change
300 basis points rising	$(10,083)	(9.00)%
200 basis points rising	(6,052)	(5.40)
100 basis points rising	(2,734)	(2.44)
100 basis points falling	2,833	2.53
200 basis points falling	5,330	4.76
300 basis points falling	7,985	7.13

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

West Bancorporation, Inc.
(Registrant)

October 29, 2026	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

October 29, 2026	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)